Form 10QSB
period 2000-03-30
WORLDNET RESOURCES GROUP INC
filed 2000-09-15
CIK 1099136

United States
                    Securities and Exchange Commission
                           Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                             Commission File Number
March 31, 2000                                           0-28225

                       WORLDNET RESOURCE GROUP, INC.
          (Exact name of registrant as specified in its charter)

                                   UTAH
       (State or other jurisdiction of incorporation or organization

                                91-2063237
                   (I.R.S. Employer Identification No.)

                      4052 Del Rey Avenue, Suite 108
                     Marina Del Rey, California 90292
                 (Address of principal executive offices)

                              (310) 578-6950
           (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            X Yes        No

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

        Common stock, par value $.001; 45,722,084 shares outstanding as of September 1, 2000

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    WORLDNET RESOURCE GROUP, INC.
                 (f/k/a MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET

                                      ASSETS

                          December 31,           March 31,         March 31,
                         ____________          __________        ___________
                             1999                  2000              1999
                         ____________          __________        ___________
CURRENT ASSETS
   Cash                  $     18,872          $   18,950        $        95
   Inventory                   21,639              21,639             21,639
   Notes Receivable                 -              25,360                  -
   Due From Stockholders       29,912             185,342                  -
                         ____________          __________        ___________
      Total Current Assets     70,423             251,291             21,734
                         ____________          __________        ___________
EQUIPMENT, net                 17,544              21,016              1,955
                         ____________          __________        ___________
LEASEHOLD IMPROVEMENT, net          -               3,820                  -
                         ____________          __________        ___________
INVESTMENTS                   979,849           4,878,569                  -
                         ____________          __________        ___________
GOODWILL                      150,540             304,171                  -
                         ____________          __________        ___________
OTHER ASSETS
   Record Masters             513,000             513,000          1,325,000
   Remastering Costs, net     150,567             134,526            195,735
   Record License Rights        1,000               1,000              1,000
   Cost of Financing                -           1,242,833                  -
                         ____________          __________        ___________
        Total Other Assets    664,567           1,891,359          1,521,735
                         ____________          __________        ___________
                          $ 1,882,923          $7,350,225        $ 1,545,424
                         ____________          __________        ___________

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
   Accounts payables
    and accrued expenses  $   274,779          $  247,008        $   151,047
   Accrued Interest                                                   11,098
   Due to related parties     370,666              48,500
   Stockholders Advances      397,197             118,988            118,528
   Due to Planet
    Entertainment Co.         180,615             180,615            180,615
   Due to Investments               -              81,058
   Note Payable - Bridge Loan       -             855,000             84,477
                         ____________          __________        ___________
    Toal Current
          Liabilities       1,223,257           1,531,169            445,765
                         ____________          __________        ___________

STOCKHOLDERS' EQUITY
   Preferred stock,
    $.001 par value;
    50,000,000 shares
    authorized;no shares
    issued and outstanding
    authorized; 6,391,711,
    & 19,767,888 shares
    issued & outstanding        6,392              20,058            39,520
   Contributed Capital                                                5,000
   Additional Paid-In
    Capital                14,144,008          19,344,032        13,220,733
   Accumulated (deficit)  (13,490,734)        (13,545,034)      (12,165,594)
                         ____________          __________        ___________
     Total Stockholders
      Equity                  659,666           5,819,056         1,099,659
                         ____________          __________        ___________
                         $  1,882,923          $7,350,225        $1,545,424
                         ____________          __________        ___________

                           WORLDNET RESOURCE GROUP, INC.
          (f/k/a MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

      						              For the Three
							              Months Ended
                    Years Ended December 31,  	          March 31,
                    _____________________________________________________
                      1998          1999         1999            2000
                    _________   __________   ___________     ____________
SALES                   4,547   $            $         -     $          -
COST OF SALES           1,478                          -                -
                    _________   __________   ___________     ____________
GROSS PROFIT            3,069                          -                -
                    _________   __________   ___________     ____________
OPERATING EXPENSES:
   General and
    Administrative    174,929      345,004        49,119          366,633
   Amortization        60,907       61,156        15,056           26,300
   Depreciation                                      233              815
   Loss on impairment
    of assets                      812,000
                    _________   __________   ___________     ____________
    Total Operating
     Expenses         235,836    1,218,160        64,408          393,748
                    _________   __________   ___________     ____________
OTHER EXPENSES:
   Financing Costs                                                537,167
   Interest expense     3,900       36,000         2,575
                    _________   __________   ___________     ____________
    Total Other
     Expenses           3,900       36,000         2,575          537,167
                    _________   __________   ___________     ____________
OTHER INCOME                                                          887
                    _________   __________   ___________     ____________
NET (LOSS)           (236,667)  (1,254,160)  $   (66,983)    $   (930,028)
                    _________   __________   ___________     ____________
NET (LOSS) PER
 COMMON SHARE
 BASIC AND DILUTED      (0.13)       (0.37)  $    (0.02)     $      (0.06)
                    _________   __________   ___________     ____________
Weighted Average Number
 of Common Shares
 Outstanding        1,833,200    3,395,430     3,293,326       15,955,913
                    _________   __________   ___________     ____________

                                  WorldNet Resource Group, Inc.
                         Consolidated Statement of Stockholders' Equity
                                  For 1st QTR Ending March 31, 2000

                       Common Stock           Additional Paid-In  Accumulated
                   Shares          Amount           Capital       (Deficit)
                ____________________________________________________________
Balances,
 December 31,
 1999             6,461,00          6,641          14,152,826    (10,466,986)

Issuance of
 Common Stock
 for Services      160,694            161             145,418

Issuance of
 Common Stock
 for Debt          607,655            608             831,051

Issuance of
 Common Stock
 for
 Acquisition    12,000,000         12,000               2,388
 of Eccount

Issuance of
 Common Stock
 for
 Acquisition        69,444             69              13,819
 of Navitech

Issuance of
 Common Stock
 for Exercise      700,000            700           1,620,300
 of Warrants

Sale of Common
 Stock              48,500             49             145,962

Net (Loss)
 for the
 quarter ended
 March 31, 2000                                                     (251,980)
                _____________________________________________________________
Balances,
 March 31
 2000           20,047,293         20,048          16,911,764    (10,718,966)
                _____________________________________________________________

                                   WorldNet Resource Group, Inc.
                                Consolidated Statement of Cash Flows
                                  For 1st QTR Ending March 31, 2000


                                                          For the Three
                                   Years ended            Months Ended
                                   December 31,           March 31,
                           _________________________  ______________________
                              1998          1999         1999      2000
                           ___________  ____________  __________ ___________

CASH FLOWS FROM (TO)
OPERATING ACTIVITIES:
  Net (loss)              $ (236,667)  $  (1,254,160) $  (66,983) $ (930,028)
  Adjustments to
  reconcile net
 (loss) to net
  cash provided
 (used) by
  operations:
    Depreciation and
      amortization            61,157          61,156      15,289      27,115
    Loss on Impairment
     of Assets                               812,000
    Stock Issued for
     Services                299,465          55,000                 437,228
    Purchase of office
     furnitures &
     equipment                                                         7,525
    Changes in :
      Changes in
       Inventory               1,228
      Prepaid Expenses        21,350
      Due from Stockholders                  (29,912)                155,430
      Accounts Payable and
       Accrued Expenses      (93,745)        176,311      49,119      (7,733)
      Advances                   (20)              -
      Accrued Interest       (48,010)         (8,523)      2,575           -
      Accrued Interest
       Related Party          (2,083)
                           ___________  ____________  __________ ___________
      Cash Flows Provided
      (Used) by Operating
       Activities               (394)       (188,128)          -    (310,463)
                           ___________  ____________  __________ ___________
CASH FLOWS FROM (TO)
 INVESTING ACTIVITIES:
      Advances to Anything
       Surplus                               (52,387)
      Advances to Cars
       Direct                                                       (600,000)
      Cash Paid for
       Investments                          (328,250)               (165,320)
      Collection of Notes
       Receivable                                                     20,000

      Cash Flows Provided
      (used) by Investing
      Activities                   -        (380,637)         -     (745,320)

CASH FLOWS FROM (TO)
 FINANCING ACTIVITIES:
    Sale of Common
     Stock                                   293,750                 100,650
    Repayment of
     Note Payable                            (84,477)
    Advances from
     Stockholders                            378,269                 118,988
    Proceeds of Short
     Term Debt                                                       855,000
                           ___________  ____________  __________ ___________
      Cash Flows Provided
      (Used) by Financing
       Activities                  -         587,542          -    1,074,638
                           ___________  ____________  __________ ___________
NET CHANGES IN CASH      $      (394)   $     18,777  $       -  $    18,855

CASH, BEGINNING OF
 PERIOD                 $        489    $         95  $      95  $        95
                           ___________  ____________  __________ ___________

CASH, END OF PERIOD     $         95    $     18,872  $      95  $    18,950
                           ___________  ____________  __________ ___________

NOTE 1 - BASIS OF PRESENTATION

    The accompanying reviewed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for the Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

    The results of the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes included in the Company's 8-K/A-1 filed with the Securities and Exchange Commission on September 7, 2000.


NOTE 2 - GOING CONCERN ISSUES

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets, particularly record masters, and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception, has a working capital deficit and a significant accumulated deficit. Additionally, during 1996, efforts to market the film titles represented by the film license rights acquired during 1995, were discontinued. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, and/or obtain financing as may be required.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION
    The accompanying consolidated financial statements include the accounts of WorldNet Resource Group, Inc. and its wholly owned subsidiaries, Randall and Century. All significant intercompany accounts and transactions have been eliminated in consolidation.

    EARNINGS PER SHARE
    Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) was issued in February 1997 (effective for financial statements issued for periods ending after December 15, 1997). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share", and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted

    EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

    REVENUE RECOGNITION
     Sales of compact disks are recognized at the time inventory has been shipped to customers.

    INVENTORY
    Inventory consists of compact disks and is stated at the lower of cost (first-in, first-out) or market.

    EQUIPMENT
    Equipment is carried at cost and depreciated on a straight-line basis over the estimated useful lives of three to ten years. Depreciation expense was $933 and $932 for the years ended December 31, 1998 and 1999, respectively and $233 and $815 for the three months ended March 31, 1999 and 2000, respectively.

       EQUITY INVESTMENT
     The Company accounts for its equity investment under the equity method. The Company's share of earnings is included in income as earned. During the 1st quarter ended March 31, 2000, earnings from the Company's equity investment were immaterial.

       OTHER INVESTMENTS
     The Company accounts for other investments at fair value which approximates cost at March 31, 2000.

     REVERSE STOCK SPLIT
     In January 2000, the Company's Board of Directors approved a one for twelve reverse split of the outstanding common shares of the Company. All per share amounts have been restated to reflect the reverse stock split.

     NAME CHANGE
     In January 2000, the Company changed its name from Multi-
     Media  Industries Corporation to WorldNet Resource Group,
     Inc.

NOTE   3   -   SUMMARY  OF  SIGNIFICANT  ACCOUNTING   POLICIES
(Continued)

    RECORD MASTERS
    Record masters consist of record titles and are stated at the lower of cost or net realizable value.

    Amortization of record masters will be computed based on the ratio that current years' revenues will bear to anticipated total gross revenues over the estimated life of the record master (generally 5-10 years). As of December 31, 1999 and 1998, no revenues have been generated from the record masters; therefore, no amortization has been recorded. As discussed in Note 6, the Company has determined that an adjustment of the carrying value was required in 1999.

    REMASTERING COSTS
    Remastering costs consist of costs associated with the reproduction of record titles including license costs, artwork and liner notes.

    Amortization of remastering costs is computed based on a straight-line basis over the life of the music license agreement following the date of initial release (approximately 5 years). Amortization expense was $60,224 and $59,974 for the years ended December 31, 1999 and 1998, respectively and accumulated amortization was $130,477 and $70,253 for the years ended December 31, 1999 and 1998, respectively. Amortization expense was $15,056 and $16,041 for the three months ended March 31, 1999 and 2000, respectively and accumulated amortization was $146,518 for the three months ended March 31, 2000.

    RECORDING LICENSE RIGHTS
    Recording license rights represent the exclusive unlimited rights to certain recordings. Amortization of recording license rights will be computed based on the ratio that current years' revenues will bear to anticipated total gross revenues over the term of the license agreement.

    As  of December 31, 1999 and 1998 and for the three months ended  March  31,  2000, no revenues have  been  generated
    from   the   recording  license  rights;   therefore,   no
    amortization has been recorded.

    FAIR VALUE OF FINANCIAL INSTRUMENTS
    Fair value of financial instruments approximate carrying value due to the short maturity of the instruments. Fair value of notes payable was based upon current borrowing rates available for financings with similar maturities.

NOTE   3   -   SUMMARY  OF  SIGNIFICANT  ACCOUNTING   POLICIES
(Continued)

     GOODWILL
    The Company amortizes costs in excess of the fair value of net assets of businesses acquired (goodwill) using the straight-line method over the estimated recovery periods. Recoverability is reviewed annually (or sooner), if events or circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the undiscounted net cash flows of the assets, to which goodwill applies, to the net book value including goodwill of those assets. The analysis involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. Recoverability for AnythingSurplus.com is estimated to be five years. Amortization expense for the years ended December 31, 1999 and 1998 was $-0- and $-0-respectively. Amortization expense three months ended March 31, 2000 was $10,258.

    USE  OF  ESTIMATES  IN  THE  PREPARATION  OF  CONSOLIDATED
    FINANCIAL STATEMENTS
    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. The rate of amortization of record masters is, in part, based upon anticipated total gross revenues over the estimated life of the record masters. Although no amortization has been recorded to date, actual gross revenues may differ from the amount ultimately realized over the life of the record master. The difference may be material.

    INCOME TAXES
    Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences.

    The Company has a net operating loss carryforward in excess of $5,000,000, expiring in 2017- 2019. Since it is more likely than not that the Company will not utilize the net operating loss in the near term, a valuation allowance equal to the deferred tax asset, which consisted primarily of the net operating loss carryforwards, has been provided. Upon a change in control, the net operating loss carryforward may be limited.

NOTE 4 - ACQUISITIONS

     ACQUISITION OF ANYTHINGSURPLUS.COM
     During December 1999, the Company acquired 100% of the common stock of AnythingSurplus.com, Inc. ("AnythingSurplus"), in exchange for 833,333 shares of the Company's restricted common stock. Two entities, which are controlled by two of the majority stockholders of the Company ("Majority Stockholders") one of whom was the Company's President, owned an aggregate of 40% shares of AnythingSurplus. The purchase price amount in excess of the Majority Stockholders' historical cost basis has been reflected as a distribution to the stockholders and reduction of the purchase price. AnythingSurplus was formed on September 30, 1999 and has had minimal operations to date.

     The Company had advanced $100,000 to AnythingSurplus as required by the stock purchase agreement. The Company may advance up to an additional $900,000 to AnythingSurplus to be used for operations and salaries.

     The purchase price has been allocated as follows:

        Furniture and fixtures           $    16,288
        Stockholder receivable                47,612
        Advances forgiven                   (100,000)
        Goodwill                             150,540
        Distributions to stockholders         52,227
                                         ___________
        Value of stock issued            $   166,667


     ACQUISITION OF HALL OF FAME PARTNERS, INC.
     During December 1999, the Company acquired 20% the outstanding common stock of Hall of Fame Partners, Inc. (Hall of Fame), in exchange for 833,333 shares of the
     Company's restricted common stock valued at $.20 per share and $262,000 cash. Two entities, which are controlled by two of the majority stockholders of the Company, one of whom was the Company's President, own an aggregate of 20% of the shares of Hall of Fame. The purchase price amount in excess of the majority stockholders' historical cost basis has been reflected as a distribution to the stockholders and reduction of the purchase price. The investment will be accounted for under the equity method.

     The Company has agreed to repurchase 550,000 shares of its common stock issued to Hall of Fame for $110,000.

     ACQUISITION OF AUCTIONFUN, INC.
     During December 1999, the Company acquired 5% of the outstanding shares of Auctionfun.com, Inc. (Auctionfun) in exchange for 1,000,000 shares of the Company's restricted common stock valued at $.20 per share and approximately $437,000 cash. The investment will be accounted for under the cost method.

      Neither Hall of Fame nor Auctionfun have had any significant operations to date.

NOTE 5 - EQUIPMENT

Equipment consists of the following:

                         December 31,     March 31,
                            1999           2000
                                         (Unaudited)

Office equipment            16,288        20,575
Processing equipment         4,665         4,665
                          _________      ________
                            20,953        25,240
Less accumulated
depreciation                (3,409)       (4,224)
                          _________     _________

                          $ 17,544      $ 21,016
                          _________     _________



NOTE 6 - IMPAIRMENT OF RECORD MASTERS

    In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be
    Disposed Of", the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

    During 1999, the Company adjusted the carrying value of the record masters. Based upon current management estimates indicating impairment, the Company adjusted the carrying value of the record masters, resulting in a reduction of the asset and a charge to operations of $812,000.

NOTE 7 - CONVERTIBLE DEBENTURE
     On  February  2,  2000  the  Company  issued  a  $500,000
     Convertible  Debenture  at  a  rate  of  8%   per   annum
     commencing  on  March 3, 2000 with  a  maturity  date  of

     February 3, 2001. This note was immediately converted into 520,835 shares at a price of $0.96.


NOTE 8 - SHORT TERM CONVERTIBLE NOTES

     On March 1, 2000 the Company issued Convertible Notes with a total face value of $555,000. On March 16, 2000, the Company also issued a non-convertible Note with a face value of $300,000. All Notes bear an interest rate of 8% per annum, and each was due three months after the issuance date. The Notes included detachable cashless warrants for 700,000 shares of common stock that were immediately exercised. Related to these warrants, the Company is amortizing financing costs of $1,715,000 over the life of the note.


NOTE 9 - NOTES PAYABLE - RELATED PARTY

     On December 31, 1999 there was a Note Payable - Related Party balance of $397,164. During the three months ended March 31, 2000, the Company made several cash payments to this balance that totaled $45,000, the company also issued 221,000 shares at a price of $1.50 to several shareholders as payment to the loan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

     This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as Amay,@ Awill,@ Aexpect,@ Abelieve,@ Aanticipate,@ Aestimate@ or Acontinue@ or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

     General

     The Company was incorporated in 1981 in the state of Utah under the
name M-K Energy.   The Company changed its name in 1982 to Cache Drilling,
Inc. and again in 1988 to Almur Cosmetics, Inc. The Company originally sold securities to the public pursuant to a registration granted by the Utah Securities Division on May 1, 1981, and the exemption from registration under section 3(a)(11) of the Securities Act of 1933. Subsequent to the Company's initial public offering the Company engaged in several business ventures, none of which proved successful.

     In January 2000, control of the Company was acquired by the current controlling shareholders. Since that time, the Company has undertaken to reorganize its management and business strategy. While the Company will continue to work in the entertainment industry, the Company will also act as an incubator for internet-related companies primarily focused on helping traditional brick-and-mortar businesses take advantage of new media technology. The Company will develop these companies either as majority-owned subsidiaries or through strategic partnering arrangements. The Company may also acquire or partner with existing internet companies whose business model or technology complements the Company's strategy and enhances its products and services.

     The Company has two primary criteria for evaluating companies for acquisition and development. The first is based on demonstrated synergies with the Company's core business and the ability to promote synergistic business relationships among the companies within its portfolio. The second criteria will be the ability of that company or business model to generate revenues within a short period of time, preferably 90 days.

     The Company will also seek to realize gains through the selective sale of minority interests in its subsidiaries to outside investors. In some cases, the Company may also seek to sell all or a majority interest in some subsidiaries. The Company believes that this strategy provides it the ability to increase shareholder value and provide capital to support future growth in the Company's subsidiaries and investments. The Company expects to continue to develop and refine the products and services of its business, with the goal of increasing revenue as new products are commercially introduced, and to continue to pursue the acquisition of or investment in, additional allied companies and technologies.

     The Company currently owns or is negotiating the acquisition of all or a majority interest in several companies including, Eccount, Inc., AnythingSurplus.com, Inc., Century Records, Inc., and Randall
Entertainment, Inc. The Company has minority interests in Auctionfun.com, Inc., and Hall of Fame Partners, Inc.

     Products and Services

     The products and services of the Company's subsidiaries as of August 31, 2000, include the following:

     Eccount

     The Company acquired Eccount in January 2000, when it issued 12,000,000 post-split shares to Stephen Brown to acquire all of the issued and outstanding shares of Eccount. Eccount will be an online incentive bank consisting of electronic dollars earned by members when shopping on the internet for goods or services from member merchants. These eccount dollars in turn can be used by the eccount members as payment for purchases from member merchants within the system. Eccount will be used to enhance and encourage business among member merchants, particularly the Company's subsidiaries. The Company will target a wide range of businesses to be member merchants including supermarkets, telecommunications companies, airlines, credit card companies, music and book sellers, leading online merchants and content providers, and others.

     Eccount will also sell on-line direct marketing services to its member merchants and others.

     AnythingSurplus.com

     AnythingSurplus was established to be the premier internet site providing an on-line discount store that specializes in providing retail surplus inventory to consumers, and to a lesser extent to businesses. The surplus inventory will come from a variety of industries including home electronics, furniture, sporting goods, pet supplies, clothing, and more. All merchandise will be sold on consignment. Revenue will be generated by equally splitting excess revenues over merchandise liquidation value with the partnering companies.

     The Company is currently building a web site for AnythingSurplus, which will be accessible at http://www.anythingsurplus.com.

     Auctionfun.com

     The Company acquired a five percent interest in Auctionfun in December 1999. Auctionfun is a development stage company established to be a premier source for buying and selling products and/or services in a unique and entertaining auction format on the internet. As the name suggest, the niche of Auctionfun is on the actual transaction. The focus is to provide a fun and enjoyable experience for consumers as they shop and barter on-line.

     In addition to the auction service, Auctionfun will create a site where communities can develop around specific products and business categories. For instance, train collectors can meet people with the same interests, distributors can chat with manufacturers, and corporations can engage distributors and consumers with new promotions. This will be done through providing a community section on the web site. These sections provide a hub to communicate and will contain links to specific products, associations, clubs, and other related sites.

     Century Records

     Century is involved in various areas of the recorded music industry. Century's principal activities include the acquisition, licensing, production, marketing and distribution of high quality recorded music in a variety of music formats: Compact Disks (ACD's@), video, CD-ROM and to a lesser extent, cassette tapes. Century produces such types of music as gospel, adult contemporary, reggae, top 40, blues, country, rap, rock, instrumental, rock and roll, jazz, pop rock, classical, easy listening, big band, rhythm and blues, various ethnic folk and music recordings.

     Century owns a Master Catalog of about of 4,000 song titles. Ownership of such master recordings gives the owner all the rights to commercially exploit the master recordings in any formats which are legally permissible. The owner of a master recording pays the artist continuing royalty on revenues generated by the commercial exploitation of the master recordings. The usual industry terms of such royalty arrangements require continuing royalties on net sales. In certain instances, Century's rights to these master recordings are not exclusive.

     Hall of Fame

     The Company owns a 20% interest in Hall of Fame. Hall of Fame is a development stage company established to create a national Big Band & Jazz Hall of Fame Museum, produce an annual network television awards show and stage an annual celebrity golf tournament. Hall of Fame currently owns the exclusive license to the Federal Trademark of "The National Big Band & Jazz Hall of Fame Museum", and has a contract with Emmy Award winner Steve Binder to produce/direct the television awards show. Although Hall of Fame will make great efforts to ensure the success of all three activities, the museum is the main focus of the project.

     Hall of Fame believes it will gain most of the exposure for the museum through promotional events. The two main promotional activities that will take place annually are the production of the television awards show and the celebrity golf tournament. In addition, Hall of Fame will develop a website museum. The virtual museum will contain over 1,500 musician biographies, and provide a taste for the actual museum. Also, admission tickets will be available for purchase on-line.

     Randall Entertainment

     The Company has determined that Randall does not fit within its current business model. Therefore, all operations of Randall have been discontinued and Randall's assets have accordingly been written off by the Company.

     Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through loans and private sales of our equity securities. As of March 31, 2000, we had on hand approximately $18,950 in cash.
     For the three months ended March 31, 2000, operating activities used net cash of approximately $310,463 primarily form a net loss from operations of approximately $930,028, which was offset by depreciation and amortization of $27,115 and other non-cash charges of $600,183.

     For the three months ended March 31, 2000, investing activities used net cash of approximately $745,320, primarily for unsecured advances to an internet start-up company for $600,000, and for the purchase of other internet start-up investments.

     In addition, financing activities provided net cash of approximately $1,074,638, primarily from the proceeds from the placement of short-term debt, which totaled approximately $1,355,000. This was partially offset by payments on short-term debt and offering costs, which totaled $159, 017.

     Results Of Operations

Comparison of the three months ended March 31, 2000 and the three months ended March 31, 1999.

     Revenues

     Revenue from previous periods were mainly derived from the sale of compact disks by the Company's Century Records subsidiary. This revenue driver has proven unsuccessful and the

Company has decided to change its focus.

     General and administrative expenses increased from $49,119 to $366,633, or by 646% for the three months ended March 31, 2000 as compared to the corresponding period in 1999. The increases for the three months were primarily due to increase in Web Development expense, Business Development expense, Investor Relations and Promotions, and legal and accounting fees. Web Development related expenses were $125,750, Business Development related expense were $25,000, Investor Relations and Promotions were $82,656, and legal and accounting fees were $89,810.

     Depreciation and Amortization

     Depreciation expense during the three months ended March 31, 2000 were $815 increasing from $233 for the three months ended March 31, 1999.

     Amortization expense during the three months ended March 31, 2000 were $26,300 increasing from $15,056 or by 75%. The increase was due to the increase in the amortization of Goodwill, which was $0 from the previous year. The increase in Goodwill came as a result of the AnythingSurplus.com and Navitech acquisitions. Amortization for Goodwill totaled to $10,258 an increase from $0 from the previous year. Amortization expense for Record Remastering Costs was $15,056 and $16,041 respectively.

     Financing Costs

     Financing costs during the three months ended March 31, 2000 were $537,167 increasing from $0 for the first three months ending March 31, 1999. The increase consisted primarily of $53,000 brokerage fees in connection to the issuance of various convertible notes issued during the period, while $484,167 was related to warrants in connection with financing during the period as well.

     Interest Expense

     There was no interest expense during the three months ended March 31, 2000. The initial $500,000 convertible Debenture issued in February 2, 2000 was immediately converted to stock shortly after it was issued. The other convertible Debentures were not issued until the latter part of the 1st quarter.

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On July 31, 1998, TopSpeed Corporation filed suit against the Company in the Third Judicial District Court in Salt Lake County, State of Utah, claiming that the Company failed to pay TopSpeed for services rendered. On January 26, 1999, a default judgment was entered against the Company in the amount of $11,682.77. In March 2000, the Company paid TopSpeed $5,198.00 in exchange for a full and complete release of all of TopSpeed's claims against the Company. A Satisfaction of Judgment was filed by TopSpeed in April 2000.

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The following securities, which are not registered under the Securities Act of 1933, were issued by the Company during the quarter ended March 31, 2000.

     On January 10, 2000, the Company sold 27,500 shares of its common stock to an accredited investor. The Company received total consideration of $100,650. These shares were issued pursuant to exemptions from registration requirements set forth in Rule 504 of Regulation D and
Section 3(b) of the Securities Act of 1933.

     On January 28, 2000 the Company issued 12,000,000 restricted shares of its common stock in exchange for all of the 10,000 issued and outstanding shares of Eccount, Inc. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. No cash was received by the Company. With the completion of this transaction, control of the Company was acquired by the sole shareholder of Eccount.

     On February 3, 2000, the Company issued 21,000 shares of its common stock to an accredited investor in exchange for a Promissory Note in the amount of $45,360. The Promissory Note is non-interest bearing and payable on demand. These shares were issued pursuant to exemptions from registration requirements set forth in Rule 504 of Regulation D and
Section 3(b) of the Securities Act of 1933. The Company has made demand on the Promissory Note. To date, $20,000 of the $45,360 has been paid to the Company.

     Also on February 3, 2000, the Company issued a 8% Series A Senior Subordinated Convertible Redeemable Debenture due on February 3, 2002, with a face amount of $500,000. The Debenture was immediately convertible into common shares of the Company. The Company received total consideration of $435,000. On February 3, 2000, the Debenture was converted into 520,835 common shares of the Company at a conversion price of $0.96 per share. The Debenture , and the shares underlying the Debenture were issued pursuant to exemptions from registration requirements set forth in Rule 504 of Regulation D and Section 3(b) of the Securities Act of 1933.

     On February 7, 2000, the Company issued 8,334 common shares to Internet Marketing Consortium for certain internet marketing services provided to the Company. The services provided were valued at $30,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     On February 16, 2000, the Company issued 69,444 restricted shares of its common stock to a consultant retained to assist the Company locate acquisition or merger prospects to further develop the Company's business and to assist the Company with the completion of any such transaction. These shares were issued pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

     On March 1, 2000, the Company issued four 8% Convertible Notes due on May 1, 2000, with a total face amount of $555,000. Pursuant to the terms of the Notes, which all have identical terms except for the face amount, the Company also issued warrants to purchase 550,000 shares of its restricted common stock at $0.01 per share. The warrants were exercised immediately and 550,000 restricted shares were issued by the Company. The Company received total consideration of $505,500. Interest on the note is payable monthly. The Note is convertible into restricted shares of the Company's common stock based upon the current market price on the date of conversion. The Note provides interest at 10% per annum on the entire
outstanding balance if the Company defaults upon the Note.   The Note, the
shares underlying the Note, the warrants and the shares underlying the warrants were issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On March 16, 2000, the Company sold an 8% Note due on June 16, 2000, with a face amount of $300,000 and warrants to purchase 150,000 shares of restricted common stock at $0.01 per share. The warrants were exercised immediately. The Company received $262,500. Interest on the note is payable monthly at 8% per annum. If the Company defaults on the Note, interest will accrue on the entire amount in default at 10% per annum.
The Note, the warrants, and the shares underlying the warrants were issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On March 28, 2000, the Company issued 8,334 restricted common shares to its former president for services rendered during 1999. The services provided were valued at $12,500. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     On March 28, 2000, the Company issued 27,000 restricted common shares to its former secretary for services rendered during 1999 and the first quarter of 2000. The services provided were valued at $40,500. The shares were issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933.

     On March 28, 2000, the Company issued 10,000 restricted common shares for rental expense incurred during 1999 and the first quarter of 2000.
The rental expense was valued at $15,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     On March 28, 2000, the Company issued 126,840 restricted common shares to its president for services rendered and for reimbursement of expenses incurred on behalf of the Company. The services and reimbursement were valued at $190,260. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     On March 28, 2000, the Company issued 134,312 restricted common shares to resolve an outstanding debt of $201,468. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 5.  Other Information


     The Company incorporates fully herein by reference the Form 8-Ks it filed on February 7, 2000 and March 28, 2000.

Item 6.  Exhibits and Reports on Form 8-K

     (A) Exhibits. The following exhibits are included as part of this report:

     Exhibit   SEC
     Number    Ref.       Title of Document                 Location

     2.01       2         Agreement and Plan of             Attached
                          Reorganization

     4.01       4         8% Series A Senior Subordinated   Attached
                          Convertible Redeemable Debenture

     4.02       4         8% Convertible Notes              Attached
                          No. A 001- A004

     4.03       4         8% Convertible Note               Attached
                          No. B 001

     27.01      27        Financial Data Schedule           Attached


    (B)  Reports on Form 8-K

     On February 7, 2000, Navitec Group, Inc., a reporting company filed a Form 8-K reporting that it had been acquired by the Company. The pro-forma financial statements required to be filed with this 8-K, are not finished and have not been filed.

     On March 28, 2000, the Company filed Form 8-K reporting the resignations of William K. Beck, Edward Superfon, and Robert C. Stenquist as directors, and the resignation of Robert C. Stenquist as the Secretary. The Company also reported the appointment of Debra Gilson as Secretary and Treasurer and Robert C. Stenquist as assistant secretary. The 8-K disclosed that the Company had reached agreements in principal to acquire all of the issued and outstanding shares of Car Rental Direct.com, Inc., and Engulf and Devour Creative Group, Inc. Finally, the 8-K also stated that the Company had reached an agreement in principle to enter into a joint venture agreement with Hagen Marketing & Communications, Inc.



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                              WorldNet Resource Group, Inc.


September 14, 2000          /s/ Stephen Brown
                            Stephen Brown
                            Chief Executive Officer, President and Director


September 14, 2000         /s/ Noel Navarro
                           Noel Navarro
                           Vice President, Secretary, Treasurer and
                           Chief Accounting Officer