Form 10QSB
period 2000-06-30
WORLDNET RESOURCES GROUP INC
filed 2000-09-15
CIK 1099136

                               United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
   June 30, 2000                                              0-28225

                       WORLDNET RESOURCE GROUP, INC.
                       -----------------------------
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                    ----
       (State or other jurisdiction of incorporation or organization

                                 91-2063237
                                -----------
                    (I.R.S. Employer Identification No.)

                       4052 Del Rey Avenue, Suite 108
                       ------------------------------
                      Marina Del Rey, California 90292
                      --------------------------------
                  (Address of principal executive offices)

                               (310) 578-6950
                              ---------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                    None
                                   -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           X  Yes        No
           ---          ---

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

Common stock, par value $.001; 45,722,084 shares outstanding as of September 1, 2000


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
---------------------------------------------------------------------
         This Form 10-QSB contains certain forward-looking statements.
For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

         General
         -------
         The Company was incorporated in 1981 in the state of Utah under
the name M-K Energy.   The Company changed its name in 1982 to Cache
Drilling, Inc. and again in 1988 to Almur Cosmetics, Inc. The Company originally sold securities to the public pursuant to a registration granted by the Utah Securities Division on May 1, 1981, and the exemption from registration under section 3(a)(11) of the Securities Act of 1933. Subsequent to the Company's initial public offering the Company engaged in several business ventures, none of which proved successful.

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


         The Company currently owns or is negotiating the acquisition of all or a majority interest in several companies including, UltraVu.com, Inc. Eccount, Inc., AnythingSurplus.com, Inc., Sprocket Music, Inc., Century Records, Inc., and Randall Entertainment, Inc. The Company has minority interests in MyMobileCity, Inc., EnterTech Media Group, Inc., Auctionfun.com, Inc., and Hall of Fame Partners, Inc.

         Products and Services
         ---------------------
         The products and services of the Company's subsidiaries as of August 31, 2000, include the following:

         UltraVu.com
         -----------
         The Company is currently finalizing contracts to acquire certain information streaming technology, domain names, business concepts, business plan, industry contacts and know how from its developers. The primary developer of which is Stephen Brown, the Company's President and CEO. Pursuant to the Company's commitment to this acquisition, the Company has set aside 3,000,000 restricted shares of Company common stock. Mr. Brown will receive 2,500,000 of those shares. The remaining shares will go a non-affiliated third party.

         Upon completion of the final contracts, the business of UltraVu will be to exploit this information streaming technology, including the distribution of the UltraVu Player through which streamed information can be viewed.

         MyMobileCity
         ------------
         In August 2000, the Company acquired Stephen Brown's 20% interest in MyMobileCity in exchange for 2,000,000 restricted shares of Company common stock. MyMobileCity provides directory services for web enabled telephones and internet enabled PDA's such as the Palm VII. Via MyMobileCity individuals can obtain tailored information on dining, drinking, shopping and other leisure time activities in relation to the users current location. In essence, MyMobileCity delivers a location and content tailored "yellow pages" to the users fingertips.

         EnterTech Media Group
         ---------------------
         In August 2000, the Company exchanged 10,000,000 restricted shares of its common stock for 2,000,000 restricted shares of EnterTech common stock. The Company is also working to finalize a strategic agreement with EnterTech to collaborate on the production of programing for the internet and visual telephone based technologies, both wired and wireless. The companies are also considering expanding their websites to include areas devoted to original and re-purposed 3D content, as well as specific programming such as children's programming and science fiction. It is anticipated that this programming will be marketed on a business-to-business basis to sites using the UltraVu Player.


                                     3

         Eccount
         -------
         The Company acquired Eccount in January 2000, when it issued 12,000,000 post-split shares to Stephen Brown to acquire all of the issued and outstanding shares of Eccount. Eccount will be an online incentive bank consisting of electronic dollars earned by members when shopping on the internet for goods or services from member merchants. These eccount dollars in turn can be used by the eccount members as payment for purchases from member merchants within the system. Eccount will be used to enhance and encourage business among member merchants, particularly the Company's subsidiaries. The Company will target a wide range of businesses to be member merchants including supermarkets, telecommunications companies, airlines, credit card companies, music and book sellers, leading online merchants and content providers, and others.

         Eccount will also sell on-line direct marketing services to its member merchants and others.

         AnythingSurplus.com
         -------------------
         AnythingSurplus was established to be the premier internet site providing an on-line discount store that specializes in providing retail surplus inventory to consumers, and to a lesser extent to businesses. The surplus inventory will come from a variety of industries including home electronics, furniture, sporting goods, pet supplies, clothing, and more. All merchandise will be sold on consignment. Revenue will be generated by equally splitting excess revenues over merchandise liquidation value with the partnering companies.

         The Company is currently building a web site for AnythingSurplus, which will be accessible at http://www.anythingsurplus.com.

         Auctionfun.com
         --------------
         The Company acquired a five percent interest in Auctionfun in December 1999. Auctionfun is a development stage company established to be a premier source for buying and selling products and/or services in a unique and entertaining auction format on the internet. As the name suggest, the niche of Auctionfun is on the actual transaction. The focus is to provide a fun and enjoyable experience for consumers as they shop and barter on-line.

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


         Given recent changes, the Company believes that the objectives of Auctionfun are inconsistent with the Company's current business model. The Company may seek to sell its interest in Hall of Fame if an equitable return on its investment can be realized.

         Sprocket Music
         --------------
         Sprocket Music will be a traditional record label company. Sprocket will find and sign artists to its label and engage in all other activities associated with a record label company. Sprocket will have a traditional off-line retail distribution system. Sprocket, will also have an on-line presence. Music from its artists will be downloadable via mp3 technology.

         The Company is currently finalizing contracts to acquire domain names, business concepts, business plans, technology, industry contacts and know how from the individuals who developed this business model. Included among those individuals is Stephen Brown. The Company has set aside 4,500,000 restricted common shares for this acquisition. Pursuant to the terms of the agreement, Mr. Brown will receive 1,500,000 of those shares. The remaining shares will go to non-affiliated third parties.

         Century Records
         ---------------
         Century is involved in various areas of the recorded music industry. Century's principal activities include the acquisition, licensing, production, marketing and distribution of high quality recorded music in a variety of music formats: Compact Disks ("CD's"), video, CD-ROM and to a lesser extent, cassette tapes. Century produces such types of music as gospel, adult contemporary, reggae, top 40, blues, country, rap, rock, instrumental, rock and roll, jazz, pop rock, classical, easy listening, big band, rhythm and blues, various ethnic folk and music recordings.

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

         Hall of Fame
         ------------
         The Company owns a 20% interest in Hall of Fame. Hall of Fame is a development stage company established to create a national Big Band & Jazz Hall of Fame Museum, produce an annual network television awards show and stage an annual celebrity golf tournament. Hall of Fame currently owns the exclusive license to the Federal Trademark of "The National Big Band & Jazz Hall of Fame Museum", and has a contract with Emmy Award winner Steve Binder to produce/direct the television awards show. Although Hall of Fame will make great efforts to ensure the success of all three activities, the museum is the main focus of the project.

                                     5

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

         As with Auctionfun, the Company believes Hall of Fame no longer compliments its business portfolio. The Company may sell its interest in Hall of Fame if an equitable return on its investment can be realized.

         Randall Entertainment
         ---------------------
         The Company has determined that Randall does not fit within its current business model. Therefore, all operations of Randall have been discontinued and Randall's assets have accordingly been written off by the Company.

         Liquidity and Capital Resources
         -------------------------------
         For the six months ended June 30, 2000 , operating activities used net cash of approximately $1,052,671, primarily from a net loss from operations of approximately $2,618,179.00 which was partially offset by depreciation and amortization of $ 7,287.00, stock options and warrants issued for services of $515,009.00, stocks issued for conversion and payment of debt of $700,815 and lastly, stocks issued for settlement of failed acquisition for $149,250.

         For the six months ended June 30, 2000, investing activities used net cash of approximately $ 541,584 primarily from the purchase of furniture and office equipment of $88,416, the funding of a working agreement for a car rental entity for $ 650,000 and offset by a collection of a note for $ 20,0000 from a stockholder.

         In addition, financing activities provided net cash of approximately $1,596,681, primarily from the proceeds of short term notes of $ 855,000, advances from a major stockholder amounted to $ 588,031 and proceeds from sale of common stock posted a total of $ 153,650.00.


                  Results Of Operations
         ---------------------
         Comparison of the six months ended June 30, 2000 and the six months ended June 30, 1999.
         --------------------------------------------------------------
REVENUE

         Revenue from previous periods were mainly derived from the sale of compact disks by the Company's Century Records subsidiary. The Company has since changed its focus. No revenue has been recorded for the six months ended June 30, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased from $73,182 to $577,681, or by 689% for the six months ended June 30, 2000 as compared to the corresponding period in 1999. Payroll and payroll related expenses were $123,365 and rent expense on our facility was $22,760. Payroll and payroll related expenses increase increased from $27,958 to $95,407 for second quarter 2000 as compared to first quarter 2000. The significant increases in the general and administrative expense have been due to the increase in overall operation of the company.


SALES AND MARKETING EXPENSE

         At this time sales and marketing expense have been insignificant. However, we expect sales and marketing expense to increase significantly in absolute dollars as we pursue business plans of the different subsidiaries within our portfolio.

DEPRECIATION AND AMORTIZATION

         Depreciation expense for the six months ended June 30, 2000 were $7,287 increasing from $466 for the six months ended June 30, 1999. Amortization expense during the six months ended June 30, 2000 was $21,883 an increase from $0 from the previous year of the same period. The increase in goodwill expense is due to the recent acquisitions that the Company has made, notably AnythingSurplus.com and Eccount.com. Other amortization expense consisted of record remastering expense of $30,252 and $30,112 for the six months ended June 30, 2000 and 1999, respectively.

FINANCING COSTS

         Financing Costs during the six months ended June 30, 2000 were $1,780,000. The increase from the first three months ending March 31, 2000 of $1,242,833 consisted primarily of brokerage fees in connection to the issuance of convertible notes issued and warrants in connection with financing during the period.

INTEREST EXPENSE

         Interest expense for the six months period ended June 30, 2000 posted a total of $ 33,990.
Short-term convertible notes bearing an interest rate of 8% accounted for the subject amount for the period covered.

                                     7

FAILED ACQUISITIONS

         A total of $ 168,343 in failed acquisitions represented expenses covering salaries, sales and marketing promotions, professional fees and other organizational costs incurred during the time
The Company was establishing an internet platform for an agricultural business concern but considered that such activity was not in the best interest of the company.

                        PART II - OTHER INFORMATION
                        ---------------------------

Item 1.  Legal Proceedings
--------------------------

         None.

Item 2.  Changes in Securities
------------------------------
         No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

         The following securities, which are not registered under the Securities Act of 1933, were issued by the Company since April 1, 2000:

         On May 14, 2000, pursuant to a certain Development Agreement, the Company issued 750,000 restricted shares of its common stock in exchange for a 60% interest in WorldAg.com, Inc. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. No cash was received by the Company. Subsequent to the issuance of these shares, the Company and Hagen determined it would be in each party's best interest to rescind the Agreement. The Company is currently negotiating a recission of the Agreement and return of the 750,000 shares.

         On May 17, 2000, the Company issued 100,000 restricted common shares to a consultant for financial marketing services to be provided by the consultant. The services were valued at $35,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

         On July 31, 2000, the Company issued of 500,000 restricted common shares and on August 11, 2000, the Company issued 2,500,000 restricted common shares to acquire certain information streaming technology, domain names, business concepts, business plans, industry contacts and know how from its developers. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. No cash was received by the Company. Stephen Brown, the Company President received 2,500,000 shares of the restricted common stock. The remaining shares were issued to a non-affiliated third party.

         On August 8, 2000, the Company issued of 4,500,000 to acquire certain domain names, business concepts, business plans, industry contacts and know how. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. No cash was received by the Company. Stephen Brown, the Company President received 1,500,000 shares of the restricted common stock. The remaining shares were issued to a non-affiliated third party.


         On August 10, 2000, the Company issued 800,000 restricted common shares to a consultant for investment marketing and analysis services to be provided by the consultant. The services were valued at $100,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

         On August 11, 2000, the Company issued 10,000,000 shares of its restricted common stock in exchange for 2,000,000 restricted shares of
EnterTech Media Group, Inc., common shares.    The shares were issued
pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. No cash was received by the Company.

Item 5.  Other Information
--------------------------
         On March 28, 2000, the Company reported that it had reached agreements in principle to acquire Engulf and Devour Creative Group, Inc., and Car Rental Direct.com, Inc. The parties were unable to reach mutually agreeable terms for these acquisitions, and in May 2000, the Company determined not to acquire either company.

         The Company had advanced approximately $650,000 to Car Rental Direct.com in anticipation of the acquisition. When the parties determined mutually agreeable terms could not be reached, the Company accepted a $600,000 non-interest bearing promissory note as repayment of moneys advanced. Under the terms of the note, the Company received payments of $200,000 on Mary 12, 2000 and May 17, 2000. These payments were made directly to the Company's Chairman as repayment for advances previously made to the Company. The final payment was to be made on June 24, 2000. To date, the Company has not received that final $200,000 payment.

         During April 2000, the Company entered into a Development Agreement with Hagen Marketing and Communications, Inc., ("Hagen"), to form a joint venture called WorldAg.com, Inc. Through WorldAg.com, the Company was going to sell agricultural and related industry products over the internet. Pursuant to the Agreement, the Company was to provide WorldAg $200,000 in funding. The Company did not do so. The Company and Hagen have agreed to rescind the Agreement and are currently negotiating that recission, including the return of the 750,000 shares issued to Hagen.

         In June 2000, Samy Salem resigned as Company President, Debra Gilson resigned as Company Secretary, and Robert Alexander resigned as a Director. None of these resignations were the result of a dispute with the Company or its practices or procedures. In June 2000, Noel Navarro was appointed as Company Secretary and Treasurer. In July 2000, Stephen Brown was appointed Company President.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
        (A) Exhibits. The following exhibits are included as part of this report:


    Exhibit   SEC Exhibit
    Number    Ref. Number       Title of Document          Location
    ---------------------------------------------------------------------
    27.01     27                Financial Data Schedule    Attached

    (B) Reports on Form 8-K

    None.



                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.



                                  WorldNet Resource Group, Inc.

                                  September 14, 2000                /s/ Stephen Brown
                                  ------------------
                                  Stephen Brown
                                  Chief Executive Officer,
                                  President and Director



                                  September 14, 2000                /s/ Noel Navarro
                                  ------------------
                                  Noel Navarro
                                  Vice President, Secretary, Treasurer and
                                  Chief Accounting Officer



                                     11

NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for the Form
10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments, consisting only of normal recurring adjustments necesarry to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results of the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes included in the Company's 8-K/A-1 filed with the Securities and Exchange Commission on September 7, 2000.

NOTE 2 - GOING CONCERN ISSUES
-----------------------------

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of WorldNet Resource Group, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

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

EQUIPMENT

Equipment is carried at cost and depreciated on a straight-line basis over the estimated useful lives of three to ten years. Depreciation expense was $933 and $932 for the years ended December 31, 1998 and 1999, respectively and $466 and $7287 for the three months ended June 30, 1999 and 2000, respectively.

EQUITY INVESTMENT

The Company accounts for its equity investment under the equity method.
The Company's share of earnings is included in income as earned. During the 2nd quarter ended June 30, 2000, earnings from the Company's equity investment were immaterial.

OTHER INVESTMENTS

The Company accounts for other investments at fair value which approximates cost at June 30, 2000.

REVERSE STOCK SPLIT

In January 2000, the Company's Board of Directors approved a one for twelve reverse split of the outstanding common shares of the Company. All per share amounts have been restated to reflect the reverse stock split.



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)
-----------------------------------------------------------------

NAME CHANGE

In January 2000, the Company changed its name from Multi-Media Industries
Corporation to WorldNet Resource Group, Inc.

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

Amortization of remastering costs is computed based on a straight-line basis over the life of the music license agreement following the date of initial release (approximately 5 years).  Amortization expense was $60,224 and $59,974 for the years ended December 31, 1999 and 1998, respectively and accumulated amortization was $130,477 and $70,253 for the years ended
December 31, 1999 and 1998, respectively.   Amortization expense was
$30,112 and $30,252 for the six months ended June 30, 1999 and 2000, respectively and accumulated amortization was $146,518 for the six months ended June 30, 2000.

RECORDING LICENSE RIGHTS

Recording license rights represent the exclusive unlimited rights to certain recordings. Amortization of recording license rights will be computed based on the ratio that current years' revenues will bear to anticipated total gross revenues over the term of the license agreement.

As of December 31, 1999 and 1998 and for the six months ended June 30, 2000, no revenues have been generated from the recording license rights;
therefore, no amortization has been recorded.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of financial instruments approximate carrying value due to the short maturity of the instruments. Fair value of notes payable was based upon current borrowing rates available for financings with similar maturities.



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

GOODWILL

The Company amortizes costs in excess of the fair value of net assets of businesses acquired (goodwill) using the straight-line method over the estimated recovery periods. Recoverability is reviewed annually (or sooner), if events or circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the undiscounted net cash flows of the assets, to which goodwill applies, to the net book value including goodwill of those assets. The analysis involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. Recoverability for AnythingSurplus.com is estimated to be five years. Amortization expense for the years ended December 31, 1999 and 1998 was $-0- and $-0- respectively.
Amortization expense six months ended June 30, 2000 was $21,883.

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



NOTE 4 - ACQUISITIONS
---------------------

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

The purchase price has been allocated as follows:

     Furniture and fixtures                           $   16,288
     Stockholder receivable                               47,612
     Advances forgiven                                  (100,000)
     Goodwill                                            150,540
     Distributions to stockholders                        52,227
                                                      -----------
     Value of stock issued                            $  166,667

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

ACQUISITION OF ECCOUNT, INC.

During January 2000, the Company acquired 100% of the outstanding shares of Eccount, Inc. in exchange for 12,000,000 shares of the Company's restricted common stock. Eccount was owned by the Company's Chairman of the Board.
By exchanging 12,000,000 shares of the Company's restricted common stock, there was a change in control of the Company.

ACQUISITION OF AUCTIONFUN, INC.

During December 1999, the Company acquired 5% of the outstanding shares of Auctionfun.com, Inc. (Auctionfun) in exchange for 1,000,000 shares of the Company's restricted common stock valued at $.20 per share and approximately $437,000 cash. The investment will be accounted for under the cost method.

Neither Hall of Fame nor Auctionfun have had any significant operations to date.

NOTE 5 - EQUIPMENT

Equipment consists of the following:

                                       December 31,     June 30,
                                               1999         2000
                                        ------------ ------------
                                                      (Unaudited)
     Office equipment                        16,288       23,397
     Processing equipment                     4,665        4,665
                                        ------------ ------------
                                             20,953       20,062
     Less accumulated depreciation           (3,409)      (4,527)
                                        ------------ ------------
                                        $    17,544  $    23,535
                                        ============ ============

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

NOTE 8 - SHORT TERM NOTES

On March 1, 2000, the Company issued convertible Notes with a total face value of $555,000. On March 16, 2000 the Company issued a non-convertible Note with a face value of $300,000. All of the Notes bear an interest rate of 8% per annum, and were due three months after the issuance date. The Notes included detachable cashless warrants for 700,000 shares of common stock that were immediately exercised. Related to these warrants, the Company is amortizing financing costs of $1,715,000 over the life of the note.

NOTE 9 - NOTES PAYABLE - RELATED PARTY

On December 31, 1999 there was a Note Payable - Related Party balance of $397,164. During the three months ended March 31, 2000, the Company made several cash payments to this balance that totaled $45,000, the company also issued 221,000 shares at a price of $1.50 to several shareholders as payment to the loan.



NOTE 10 - COMMITMENTS AND CONTINGENCIES

INSURANCE

The Company does not maintain insurance to cover damages from fire, flood or other casualty losses to its film and music libraries. Costs resulting from uninsured property losses will be charged against income upon occurrence. No amounts for uninsured casualty property losses were charged to operations for the years ended December 31, 1999 and 1998.

OFFICE SPACE

The Company utilized nominal office space in Salt Lake City, Utah and Montvale, New Jersey provided by stockholders of the Company at a minimal charge.

During February 2000, the Company entered into a one year lease for office space in Marina Del Rey, California for $6,023 per month.

CAR RENTAL DIRECT.COM, INC.

During February 2000, the Company entered into a letter of intent to purchase all of the outstanding stock of Car Rental Direct.com, Inc. (CRD), an internet based car rental service. The Company was to fund CRD with $5 million and common stock of the Company valued at $3 million. The Company advanced $650,000 to CRD pending the completion of the acquisition. The acquisition was not completed and in May 2000, the Company sold its $600,000 receivable from CRD to an unrelated third party for a $600,000 non-interest bearing promissory note. The Company received payments of $200,000 on May 12, 2000 and May 17, 2000. These payments were made directly to the Company's Chairman. The remaining payment, which was due on June 24, 2000, still has not been received by the Company.

WORLDAG.COM, INC.

During March 2000, the Company entered into a letter of intent with Hagen Marketing and Communications, Inc. (Hagen) to form a joint venture called WorldAg.com, Inc. (WorldAg), a company which will sell agricultural and related industry products over the internet. During April 2000, the Company entered into a development agreement with Hagen to design and build the WorldAg.com website to be owned 60% by the Company and 40% by Hagen.

The Company was to fund WorldAg $200,000 delivered in six equal monthly installments and to pay the rental costs for WorldAg at the Company's corporate headquarters. In addition, the Company was to issue 750,000 shares of its common stock and grant a warrant to purchase an additional


750,000 shares at $1.00 expiring three years from the date of the agreement to the principals of Hagen. Warrants to purchase an additional 400,000 shares of the Company's common stock were to be reserved for use in an employee incentive plan for WorldAg. The Company intends to rescind the agreement.

INVESTOR RELATIONS

During March 2000, the Company entered into an agreement for investor relations and financial communication services for a period of twelve months. Fees for the services are $5,000 per month, 10,000 shares of restricted common stock and out of pocket expenses.

EMPLOYMENT AGREEMENT

During May 2000, the Company entered into an employment agreement with its then new President for a term of one year at a salary of $150,000. At the end of each six month period, the Company was to grant warrants to purchase 250,000 shares of common stock at $1.25 per share for a total of 500,000 shares. The Company is negotiating a rescission agreement.