Form 10QSB/A
period 1999-06-30
WORLDNET RESOURCES GROUP INC
filed 2000-09-19
CIK 1099136

                               United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB/A-1

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


              WORLDNET RESOURCE GROUP, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                   ASSETS
                                   ------

                                                 December 31,     June 30,
                                                  ------------ ------------
                                                         1999         2000
                                                  ------------ ------------
CURRENT ASSETS
 Cash                                             $    18,872  $     2,521
 Inventory                                             21,639       21,639
 Notes Receivable                                           -       25,360
 Due From Stockholders                                 29,912       29,912
                                                  ------------ ------------
                             Total Current Assets      70,423       79,432
                                                  ------------ ------------
EQUIPMENT, net                                         17,544       85,404
                                                  ------------ ------------
LEASEHOLD IMPROVEMENT, net                                  -        3,662
                                                  ------------ ------------
INVESTMENTS                                           979,849    4,949,169
                                                  ------------ ------------
GOODWILL                                              150,540      292,546
                                                  ------------ ------------
OTHER ASSETS
 Recording Masters                                    513,000      513,000
 Remastering Costs, net                               150,567      120,315
 Record License Rights                                  1,000        1,000
 Web Development Cost                                       -       18,333
                                                  ------------ ------------
                               Total Other Assets     664,567      652,648
                                                  ------------ ------------
                                                   $1,882,923   $6,062,861
                                                  ============ ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses            $   274,779  $   202,308
 Taxes Payable                                              -       30,812
 Accrued Interest Payable                                   -       33,990
 Stockholders Advances                                397,197      420,731
 Due to Int'l Yield Enhancement                             -            -
 Due to Planet Entertainment Co.                      180,615      180,615
 Note Payable - Bridge Loan                                 -      855,000
 Due to Related Parties                               370,666            -
                                                  ------------ ------------
                        Total Current Liabilities   1,223,257    1,723,456
                                                  ------------ ------------
STOCKHOLDERS' EQUITY
 Preferred Stock; $0.001 par value, 50,000,000
  shares authorized, no shares issued and outstanding
 Common Stock; $0.001; par value, 150,000,000
  shares authorized, 6,391,711 shares issued
  and 20,938 shares issued and outstanding              6,392       20,938
 Contributed Capital                                        -        5,000
 Additional Paid-In Capital                        12,314,752   19,523,152
 Accumulated (deficit)                            (11,661,478) (15,209,685)
                                                  ------------ ------------
                       Total Stockholders' Equity     659,666    4,339,405
                                                  ------------ ------------
                                                  $ 1,882,923  $ 6,062,861
                                                  ============ ============


                       WORLDNET RESOURCE GROUP, INC.
        (f/k/a/ MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   --------------------------------------

                                                            For the Six Months Ended
                                                           --------------------------
                                Years Ended December 31,             June 30,
                               --------------------------  --------------------------
                                      1998          1999          1999          2000
                               ------------  ------------  ------------  ------------
SALES                          $     4,547   $         -   $         -   $         -

COST OF SALES                        1,478             -             -             -
                               ------------  ------------  ------------  ------------
GROSS PROFIT                         3,069             -             -             -
                               ------------  ------------  ------------  ------------

OPERATING EXPENSES:
 General and Administrative        183,845       345,004        49,119       577,681
 Amortization                       59,974        61,156        15,056        52,135
 Depreciation                          933             -           233         7,287
                               ------------  ------------  ------------  ------------
      Total Operating Expenses     244,752       406,160        64,408       637,103
                               ------------  ------------  ------------  ------------
OTHER EXPENSES:
 Financing Costs                         -             -             -     1,780,000
 Failed Acquisition                      -             -             -       168,343
 Interest expense                    3,900        36,000         2,575        33,990
 Loss on impairment of assets            -       812,000             -             -
                               ------------  ------------  ------------  ------------
          Total Other Expenses       3,900       848,000         2,575     1,982,333
                               ------------  ------------  ------------  ------------

OTHER INCOME                         8,916             -             -        (1,257)
                               ------------  ------------  ------------  ------------
NET (LOSS)                     $  (236,667)  $(1,254,160)  $   (66,983)  $(2,618,179)
                               ============  ============  ============  ============
                               ------------  ------------  ------------  ------------
NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED              $        (0)  $        (0)  $        (0)  $     (0.17)
                               ============  ============  ============  ============
                               ------------  ------------  ------------  ------------
Weighted Average Number of
 Common Shares                   1,833,200     3,395,430     3,395,430    15,841,844
                               ============  ============  ============  ============


                       WORLDNET RESOURCE GROUP, INC.,
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR 2ND QUARTER ENDING JUNE 30, 2000

                                              Additional
                         Common Stock           Paid-In   Accumulated
                       Shares       Amount       Capital      (Deficit)        Total
                  -------------------------------------------------------------------
Balances,
December
31, 1999          $ 6,391,711     $  6,392   $14,144,008  $(11,661,478)  $ 2,488,922

Issuance of
Common Stock
For Services      $   177,504     $    177   $   278,149                 $   278,326

Issuance of
Common Stock
for Debt          $   654,312     $    654   $   700,815                 $   701,469

Issuance of
Common Stock
for Acquisition
of Eccount        $12,000,000     $ 12,000   $ 2,388,000                 $ 2,400,000

Issuance of
Common Stock
for Acquisition
of Navitech       $    69,444     $     69   $    13,819                 $    13,888

Issuance of
Common Stock
for Exercise
of Warrants       $   700,000     $    700   $ 1,620,300                 $ 1,621,000

Sale of Common
Stock             $    65,167     $     66   $   198,945                 $   199,011

Net (Loss) for
the quarter
ended March
31, 2000                                                    $ (903,028)  $  (903,028)
                  -------------------------------------------------------------------
Balances,
March 31, 2000    $20,058,138     $ 20,068   $19,344,038     $(903,028)   $6,772,388

Settlement of
Failed
Acquisition
- Ron & Jan Hagan $   750,000      $   750   $   149,250                 $   150,000

Issuance of
Common Stock for
Investor
Relations
Service with
Venture
Catalyst          $    30,000      $    30   $    14,968                 $    14,998


                            WORLDNET RESOURCE GROUP, INC.,
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR 2ND QUARTER ENDING JUNE 30, 2000


                                              Additional
                          Common Stock           Paid-In   Accumulated
                       Shares       Amount       Capital      (Deficit)        Total
                 -------------------------------------------------------------------
Issuance of
Common Stock for
Legal and
financing
services with
Stephen Godwin    $   100,000      $   100   $    19,900                 $    20,000


Net (loss) for
the quarter
ended June
30, 2000                                                   $(2,618,179)  $(2,618,179)
                  -------------------------------------------------------------------
Balances,
June 30, 2000     $20,938,138      $20,938   $19,528,154  $(15,209,685)  $ 4,339,407
                  ===================================================================





                       WORLDNET RESOURCE GROUP, INC.
                       Consolidated Statement of Cash
                       For 2nd Qtr. Ending June, 2000

                                Years Ended December 31,    For the Six Months Ended
                               --------------------------  --------------------------
                                      1998          1999          1999          2000
                               ------------  ------------  ------------  ------------
CASH FLOWS FROM (TO)
OPERATING ACTIVITIES
 Net Loss                         (236,667)   (1,254,160)     (106,335)   (2,818,173)
 Adjustments to reconcile net
  (loss) to net cash provided
  (used) by operations;
   Depreciation and amortization    61,157        61,156        30,578         7,287
   Loss on impairment of Assets          -       812,000             -             -
   Stock issued for Services       299,465        55,000             -       515,909
   Stocks issued for Conversion
    Of Debt                              -             -             -       499,481
   Settlement of Failed
    Acquisition                          -             -             -       149,250
 Changes in:
  Changes in Inventory               1,228             -             -             -
  Prepaid Expenses                  21,350             -             -             -
  Due from Stockholders                  -       (29,912)            -       180,615
  Accounts Payable and Accrued
   Expenses                        (93,745)      176,311             -       (22,364)
  Advances                             (20)            -             -             -
  Accrued Interest                 (48,010)       (8,523)        2,575        33,990
  Accrued Interest Related Party    (2,083)            -             -             -
                               ------------  ------------  ------------  ------------
  Cash Flows Provided (Used)
  By Operating Activities             (394)     (188,128)      (73,182)   (1,052,671)
                               ------------  ------------  ------------  ------------
CASH FLOWS FROM (TO)
INVESTING ACTIVITIES:
 Purchase of office furniture
  & equipment                            -             -             -        88,416
 Advance to Anything Surplus             -       (52,387)            -             -
 Advances to Cars Direct                 -             -             -      (850,000)
 Cash Paid for Investments               -      (328,250)            -             -
 Collection of Notes Receivable          -             -             -        20,000
                               ------------  ------------  ------------  ------------
  Cash Flows Provided (Used)
  by Investing Activities                -      (380,627)            -      (541,584)
                               ------------  ------------  ------------  ------------
CASH FLOWS FROM (TO)
FINANCING ACTIVITIES
 Sale of Common Stock                    -       293,750             -       153,850
 Repayment of Note Payable               -       (84,477)            -             -
 Advances from Stockholders              -       378,289             -       588,031
 Proceeds of Short Term Debt             -             -             -       855,000
                               ------------  ------------  ------------  ------------
  Cash Flows Provided (Used)
  by Financing Activities                -       587,542             -     1,596,681
                               ------------  ------------  ------------  ------------
  NET CHANGES IN CASH                 (394)       18,777             -         2,426
                               ------------  ------------  ------------  ------------
  CASH, BEGINNING OF PERIOD            489            95            95            95
                               ------------  ------------  ------------  ------------
  CASH, END OF PERIOD                   95        18,872            95         2,521
                               ============  ============  ============  ============


NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying reviewed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for the Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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


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






