Form 10QSB/A
period 2000-03-31
WORLDNET RESOURCES GROUP INC
filed 2000-10-10
CIK 1099136

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

                                    UTAH
                                   -----
       (State or other jurisdiction of incorporation or organization)

                                 91-2063237
                                -----------
                    (I.R.S. Employer Identification No.)

                       4052 Del Rey Avenue, Suite 108
                      Marina Del Rey, California 90292
                     ----------------------------------
                  (Address of principal executive offices)

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

          X  Yes        No
        ----       -----

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

        Common stock, par value $.001; 45,722,084 shares outstanding as of October 2, 2000


PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
                       WORLDNET RESOURCES GROUP, INC.
        (f/k/a/ MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------

         ASSETS
         ------
                                                   December 31,      March 31,
                                                    ------------   ------------
                                                           1999           2000
                                                    ------------   ------------
CURRENT ASSETS
  Cash                                              $    18,872    $    19,045
  Inventory                                              21,639         21,639
  Notes Receivable, related party                             -         25,360
  Due from Carrentaldirect.com                                -        600,000
  Prepaid loan fees                                           -      1,242,833
  Due from stockholders                                  29,912         59,354
                                                    ------------   ------------
    Total Current Assets                                 70,423      1,968,231
                                                    ------------   ------------
PROPERTY AND EQUIPMENT, net                              17,544         24,836

GOODWILL                                                150,540        327,671

INVESTMENTS                                             979,849        979,849

RECORD MASTERS                                          513,000        513,000

REMASTERING COSTS, net                                  150,567        134,526

RECORD LICENSE RIGHTS                                     1,000          1,000
                                                    ------------   ------------
                                                    $ 1,882,923    $ 3,949,113
                                                    ============   ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES
  Accounts payables and accrued expenses            $   274,779    $   265,607
  Due to related parties                                370,666         81,058
  Stockholders Advances                                 397,197              -
  Due to Planet Entertainment Co.                       180,615        180,615
  Convertible Debt                                            -        855,000
                                                    ------------   ------------
    Total Current Liabilities                         1,223,257      1,382,280
                                                    ------------   ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 50,000,000
    shares authorized; no shares issued and
    outstanding                                               -              -
  Common stock, $.001 par value; 100,000,000
    shares authorized; 6,391,711 and 20,058,138
    shares issued and outstanding respectively            6,392         20,058
  Contributed Capital
  Additional Paid-In Capital                         14,144,008     16,967,535
  Accumulated (deficit)                             (13,490,734)   (14,420,760)
                                                    ------------   ------------
    Total Stockholders' Equity                          659,666      2,566,833
                                                    ------------   ------------
                                                    $ 1,882,923    $ 3,949,113
                                                    ============   ============
                                     2

                       WORLDNET RESOURCES GROUP, INC.
        (f/k/a/ MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   --------------------------------------

                                                     For the Three Months Ended
                                                   -----------------------------
                                                                March 31,
                                                   -----------------------------
                                                           2000           1999
                                                   -----------------------------

SALES                                              $          -   $          -

COST OF SALES                                                 -              -
                                                   -------------  -------------
GROSS PROFIT                                                  -              -
                                                   -------------  -------------
OPERATING EXPENSES
  Selling, general and administrative                   366,632         49,119
  Depreciation and amortization                          27,114         15,289
                                                   -------------  -------------
    Total Operating Expenses                            393,746         64,408
                                                   -------------  -------------
OTHER INCOME (EXPENSES):
  Amortization of loan fees                            (537,167)             -
  Interest expense                                            -         (2,575)
  Interest income                                           887              -
                                                   -------------  -------------
    Total Other Expenses                               (536,280)        (2,575)
                                                   -------------  -------------
NET (LOSS)                                         $   (930,026)  $    (66,983)
                                                   =============  =============
NET (LOSS) PER COMMON SHARE BASIC AND DILUTED      $      (0.06)  $      (0.02)
                                                   =============  =============
Weighted Average Number of Common Shares
  Outstanding                                        15,309,104      3,293,326
                                                   =============  =============



                       WORLDNET RESOURCES GROUP, INC.
        (f/k/a/ MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   --------------------------------------

                                                     For the Three Months Ended
                                                   -----------------------------
                                                                March 31,
                                                   -----------------------------
                                                           2000           1999
                                                   -----------------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net (loss)                                       $   (930,026)  $    (66,983)
  Adjustments to reconcile net (loss) to net
   cash provided (used) by operations:
    Depreciation and amortization                        27,114         15,289
    Stock issued for services                            55,002              -
    Stock issued for loan fees                          378,167              -
    Changes in:
       Advances to acquisition target                  (600,000)             -
       Due from stockholders                            (29,442)             -
       Accounts payable and accrued expenses             87,457         49,119
       Accrued interest expense                               -          2,575
                                                   -------------  -------------
       Cash Flows Provided (Used) by
       Operating Activities                          (1,011,728)             -
                                                   -------------  -------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of equipment                                  (8,107)             -
  Cash paid for acquisition of Navitec                 (150,000)             -
  Cash paid for investments                            (289,608)             -
  Collection of notes receivable                         20,000              -
                                                   -------------  -------------
    Cash Flows Provided (used) by
    Investing Activities                               (427,715)             -
                                                   -------------  -------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Sale of Common Stock                                  153,651              -
  Repayment of advances from stockholders               (69,035)             -
  Proceeds from sale of convertible debt              1,355,000              -
                                                   -------------  -------------
        Cash Flows Provided (Used) by
    Financing Activities                              1,439,616              -
                                                   -------------  -------------
NET CHANGES IN CASH                                         173              -

CASH, BEGINNING OF PERIOD                                18,872             95
                                                   -------------  -------------
                                                   -------------  -------------
CASH, END OF PERIOD                                $     19,045   $         95
                                                   =============  =============



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements (the "financial statements") include the accounts of WorldNet Resource Group and its subsidiaries (the "Company"). All material inter-company transactions have been eliminated upon consolidation. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments
necessary  to  present fairly  the   financial condition, results of
operations, and cash flows of the Company for the interim periods presented.

     The results of the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes included in the Company's 8-K/A-1 filed with the Securities and Exchange Commission on September 7, 2000.

     Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform to the current year. These reclassifications had no effect on results of operations or retained earnings as previously reported.

NOTE 2-ACQUISITIONS

Acquisition of Eccount, Inc.
----------------------------

     During January 2000, the Company acquired 100% of the outstanding shares of Eccount, Inc. in exchange for 12,000,000 shares of the Company's restricted common stock. Eccount was owned by the Company's Chairman of the Board and therefore, the acquisition price of Eccount was limited to the predecessor cost of $23,500. By exchanging 12,000,000 shares of the Company's restricted common stock, there was a change in control of the Company. The Company accounted for its acquisition of Eccount under the purchase method.

Engulf and Devour Creative Group, Inc.
--------------------------------------

    During March 2000, the Company entered into a letter of intent to purchase all of the outstanding shares of Engulf and Devour Creative Group,
Inc., a web site design and development company.   The agreement was later
rescinded.

WorldAg.com, Inc.
-----------------
     During March 2000, the Company entered into a letter of intent with Hagen Marketing and Communications, Inc. (Hagen) to form a joint venture called WorldAg.com, Inc. (WorldAg), a company which will sell agricultural

and related industry products over the internet. During April 2000, the Company entered into a development agreement with Hagen to design and build the WorldAg.com website to be owned 60% by the Company and 40% by Hagen.
The Company was to fund WorldAg $200,000 delivered in six equal monthly installments and to pay the rental costs for WorldAg at the Company's corporate headquarters. In addition, the Company was to issue 750,000 shares of its common stock and grant a warrant to purchase additional
750,000 shares at $1.00 expiring three years from the date of the agreement to the principals of Hagen. Warrants to purchase an additional 400,000 shares of the Company's common stock were to be reserved for use in an employee incentive plan for WorldAg. The Company is negotiating a rescission of this agreement.

NOTE 3- CONVERTIBLE DEBT

Series A Convertible Notes
--------------------------

      On March 1, 2000, the Company sold Series A 8% Convertible Notes due on May 1, 2000 with a face amount of $555,000. The Company paid loan fees of approximately $55,000 in cash and issued 550,000 shares of common stock valued at $1,249,000. Interest is payable monthly at 8% per annum. The notes are convertible into shares of common stock based upon the current market price of the Company's common stock on the date of conversion at the option of the note holder. If the note is in default, interest will accrue on the entire amount in default at 10% per annum. The notes are in default, but the Company is attempting to negotiate an extension of terms.

Series B Notes Payable
----------------------
     On March 15, 2000, the Company sold Series B 8% Notes due on June 16, 2000 with a face amount of $300,000. The Company paid loan fees of approximately $39,000 in cash and issued 150,000 shares of common stock valued at $365,000. Interest is payable monthly at 8% per annum. If the note is in default, interest will accrue on the entire amount in default at 10% per annum.

NOTE 4 -    SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
            ACTIVITIES

     During the three months ended March 31, 2000, outstanding notes payable and accrued expenses totaling $979,795 were exchanged for 831,816 shares of common stock, as payment in full.

     During March 2000, warrants to purchase 700,000 shares of common stock were exercised.

     During February 2000, the Company issued 21,000 shares of common stock in exchange for a non-interest bearing note receivable of $45,360. The Company has collected $20,000 of this receivable.

 ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

     This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as may, will, expect, believe, anticipate, estimate or continue or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.
                                     6

General

    The Company was incorporated in 1981 in the state of Utah. The Company changed its name from Multi-Media Industries Corp. to WorldNet Resource Group, Inc. in February 2000.

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

     Products and Services

     The products and services of the Company's subsidiaries as of August 31, 2000, include the following:

     Eccount

     The Company acquired Eccount in January 2000, when it issued 12,000,000 post-split shares to Stephen Brown to acquire all of the issued and outstanding shares of Eccount. Eccount will be an online incentive bank consisting of electronic dollars earned by members when shopping on the internet for goods or services from member merchants. These eccount dollars in turn can be used by the eccount members as payment for purchases from member merchants within the system. Eccount will be used to enhance and encourage business among member merchants, particularly the Company's subsidiaries. The Company will target a wide range of businesses to be member merchants including supermarkets, telecommunications companies, airlines, credit card companies, music and booksellers, leading online merchants and content providers, and others.

                                     7

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

      Auctionfun.com

      The Company acquired a five percent interest in Auctionfun in December 1999. Auctionfun is a development stage company established to be a premier source for buying and selling products and/or services in a unique and entertaining auction format on the internet. As the name suggests, the niche of Auctionfun is on the actual transaction. The focus is to provide a fun and enjoyable experience for consumers as they shop and barter on-line.

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

      Century Records

      Century is involved in various areas of the recorded music industry. Century's principal activities include the acquisition, licensing, production, marketing and distribution of high quality recorded music in a variety of music formats: Compact Disks (CD's), video, CD-ROM and to a lesser extent, cassette tapes. Century produces such types of music as gospel, adult contemporary, reggae, top 40, blues, country, rap, rock, instrumental, rock and roll, jazz, pop rock, classical, easy listening, big band, rhythm and blues, various ethnic folk and music recordings.


                                     8

       Century owns a Master Catalog of about of 4,000 song titles. Ownership of such master recordings gives the owner all the rights to commercially exploit the master recordings in any formats, which are legally permissible. The owner of a master recording pays the artist continuing royalty on revenues generated by the commercial exploitation of the master recordings. The usual industry terms of such royalty arrangements require continuing royalties on net sales. In certain instances, Century's rights to these master recordings are not exclusive.

      Hall of Fame Partners

      The Company owns a 20% interest in Hall of Fame Partners. Hall of Fame is a development stage company established to create a national Big Band & Jazz Hall of Fame Museum, produce an annual network television awards show and stage an annual celebrity golf tournament. Hall of Fame currently owns the exclusive license to the Federal Trademark of "The National Big Band & Jazz Hall of Fame Museum", and has a contract with Emmy Award winner Steve Binder to produce and direct the television awards show. Although Hall of Fame will make great efforts to ensure the success of all three activities, the museum is the main focus of the project.

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

      Randall Entertainment

      Randall Entertainment is currently inactive.

Liquidity and Capital Resources
-------------------------------

      Since our inception, we have financed our operations primarily through loans and private sales of our equity securities. As of March 31, 2000, we had $19,045 in cash. For the three months ended March 31, 2000, operating activities used net cash of $1,011,728 primarily from a net loss from operations of $930,026, which was offset by depreciation and amortization of $27,114, amortization of loan fees of $378,167 and issued stock for services valued at $55,002. The Company also advanced $600,000 to an acquisition target.

      For the three months ended March 31, 2000, investing activities used net cash of $427,715, primarily for the acquisition of Navitec (the Company's recently completed reverse merger) and for other investments.

      Financing activities provided net cash of $1,439,616, primarily from the proceeds from the sale of convertible debt, which totaled $1,355,000 and the sale of common stock.

Results Of Operations
---------------------
      Comparison of the three months ended March 31, 2000 and the three months ended March 31, 1999.
      ------------------------------------------------------------------
      Revenues

      The Company had no revenues during the three month periods ended March 31, 2000 and 1999.
                                     9

       Selling, General and Administrative Expenses
       --------------------------------------------
       Selling, general and administrative expenses increased from $49,119 to $366,632, or by 646% for the three months ended March 31, 2000 as compared to the corresponding period in 1999. The increases for the three months were primarily due to increase in Web development expense, business development expense, investor relations and promotions, and legal and accounting fees.

       Depreciation and Amortization
       -----------------------------
       Depreciation expense during the three months ended March 31, 2000 was $814 as compared to $233 for the three months ended March 31, 1999.

       Amortization expense during the three months ended March 31, 2000 was $26,300 increasing from $15,056 or by 75%. Amortization for goodwill totaled $10,258 for the three months ended March 31, 2000, as compared to $0 during the prior period. The increase in goodwill came as a result of the AnythingSurplus.com and Navitec acquisitions. Amortization expense for record re-mastering costs was $15,056 and $16,043 for the three month periods ended March 31, 2000 and 1999, respectively.

      Financing Costs
      ---------------
      Financing costs during the three months ended March 31, 2000 were $537,167 as compared to $0 for the three months ending March 31, 1999. The increase consisted of loan fees in connection to the issuance of various convertible notes issued during the period, including the fair market value of warrants issued in connection with the financing.

      Interest Expense
      ----------------
      There was no interest expense during the three months ended March 31, 2000 as compared to $2,575 for the corresponding prior period.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

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

                                     10

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


     On March 1, 2000, the Company issued four 8% Convertible Notes due on May 1, 2000, with a total face amount of $555,000. Pursuant to the terms of the Notes, which all have identical terms except for the face amount, the Company also issued warrants to purchase 550,000 shares of its restricted common stock at $0.01 per share. The warrants were exercised immediately and 550,000 restricted shares were issued by the Company. The Company received total consideration of $500,000. Interest on the note is payable monthly. The Note is convertible into restricted shares of the Company's common stock based upon the current market price on the date of conversion. The Note provides interest at 10% per annum on the entire
outstanding balance if the Company defaults upon the Note.   The Note, the
shares underlying the Note, the warrants and the shares underlying the warrants were issued pursuant to an exemption from registration pursuant to
Section 4(2) of the Securities Act of 1933.

     On March 16, 2000, the Company sold an 8% Note due on June 16, 2000, with a face amount of $300,000 and warrants to purchase 150,000 shares of restricted common stock at $0.01 per share. The warrants were exercised immediately. The Company received $261,000. Interest on the note is payable monthly at 8% per annum. If the Company defaults on the Note, interest will accrue on the entire amount in default at 10% per annum. The Note, the warrants, and the shares underlying the warrants were issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

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


                                     12

Item 5.  Other Information
--------------------------

     The Company incorporates fully herein by reference the Form 8-Ks it filed on February 7, 2000 and March 28, 2000.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     (A) Exhibits. The following exhibits are included as part of this report:

     Exhibit   SEC
     Number    Ref.        Title of Document                       Location
---------------------------------------------------------------------------

     2.01      2           Agreement and Plan of                   As Filed
                           Reorganization

     4.01      4           8% Series A Senior Subordinated         As Filed
                           Convertible Redeemable Debenture

     4.02      4           8% Convertible Notes                    As Filed
                           No. A 001- A004

     4.03      4           8% Convertible Note                     As Filed
                           No. B 001

     27.01     27          Financial Data Schedule                 As Filed


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


                           WorldNet Resource Group, Inc.





October 5, 2000            /s/ Stephen Brown
                           ------------------------
                           Stephen Brown
                           Chief Executive Officer, President and Director




October 5, 2000            /s/ Noel Navarro
                           ------------------------
                           Noel Navarro
                           Vice President, Secretary, Treasurer and
                           Chief Accounting Officer




                                     14
