Form 10QSB/A
period 2000-06-30
WORLDNET RESOURCES GROUP INC
filed 2000-10-23
CIK 1099136

                               United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                              FORM 10-QSB/A-2

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
June 30, 2000                                              0-28225

                       WORLDNET RESOURCE GROUP, INC.
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                   -----
       (State or other jurisdiction of incorporation or organization

                                 91-2063237
                                 ----------
                    (I.R.S. Employer Identification No.)

                       4052 Del Rey Avenue, Suite 108
                      -------------------------------
                      Marina Del Rey, California 90292
                     ----------------------------------
                  (Address of principal executive offices)

                               (310) 578-6950
                              ----------------
            (Registrant's telephone number, including area code)

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


                       PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                       WORLDNET RESOURCE GROUP, INC.
        (f/k/a MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        ----------------------------
                                   ASSETS
                                   ------
                                                   December           June
                                              -------------- --------------
                                                   31, 1999       30, 2000
                                              -------------- --------------
CURRENT ASSETS
  Cash                                        $      18,872  $       2,616
  Inventory                                          21,639         21,639
  Notes Receivable, related party                         -         25,360
  Due from Carrentaldirect.com                            -        200,000
  Prepaid loan fees                                       -              -
  Due from stockholder                               29,912         60,528
                                              -------------- --------------
          Total Current Assets                       70,423        310,143
                                              -------------- --------------
PROPERTY AND EQUIPMENT, net                          17,544         89,065

GOODWILL                                            150,540        316,046

INVESTMENTS                                         979,849      1,000,449

RECORD MASTERS                                      513,000        513,000

REMASTERING COSTS, net                              150,567        120,316

RECORD LICENSE RIGHTS                                 1,000          1,000
                                              -------------- --------------
                                              $   1,882,923  $   2,350,019
                                              -------------- --------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                   -------------------------------------
CURRENT LIABILITIES
  Accounts payables and accrued expenses       $    274,779  $     358,828
  Due to related party                              370,666              -
  Stockholders Advances                             397,197              -
  Due to Planet Entertainment Co                    180,615        180,615
  Convertible Debt                                        -        855,000
  Accrued Interest                                        -         17,100
                                              -------------- --------------
          Total Current Liabilities               1,223,257      1,411,543
                                              -------------- --------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value;
     50,000,000 shares authorized, no
     shares issued and outstanding                        -              -
  Common stock, $.001 par value,
     100,000,000 shares authorized;
     6,391,711 and 20,938,138 shares
     issued and outstanding, respectively             6,392         20,938
  Contributed Capital                                     -              -
  Additional Paid-In Capital                     14,144,008     17,151,652
  Accumulated (deficit)                         (13,490,734)   (16,234,114)
                                              -------------- --------------
          Total Stockholders' Equity                659,666        938,476
                                              -------------- --------------
                                              $   1,882,923  $   2,350,019
                                              ============== ==============


                       WORLDNET RESOURCE GROUP, INC.
        (f/k/a MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the Six Months Ended                  For the Three Months Ended
                                        June 30,                   June 30,
                                       ---------------------------                 ---------------------------
                                 2000          1999          2000          1999
                         ------------- ------------- ------------- -------------

SALES                    $          -  $          -  $          -  $          -

COST OF SALES                       -             -             -             -
                         ------------- ------------- ------------- -------------

GROSS PROFIT                        -             -             -             -
                         ------------- ------------- ------------- -------------
OPERATING EXPENSES:
  Selling, general
   and administrative         669,772        73,182       303,140        24,063
  Failed acquisition
   costs                      218,343             -       218,343             -
  Depreciation and
   amortization                59,422        30,578        32,308        15,289
                         ------------- ------------- ------------- -------------
     Total Operating
     Expenses                 947,537       103,760       553,791        39,352
                         ------------- ------------- ------------- -------------

OTHER INCOME (EXPENSES):
  Amortization of Loan
     fees                  (1,780,000)            -    (1,242,833)            -
  Interest expenses           (17,100)       (5,150)      (17,100)       (2,575)
  Interest income               1,257             -           370             -
                         ------------- ------------- ------------- -------------
     Total Other
     Expenses              (1,795,843)       (5,150)   (1,259,563)       (2,575)
                         ------------- ------------- ------------- -------------

     NET (LOSS)          $ (2,743,380) $   (108,910) $ (1,813,354) $    (41,927)
                         ============= ============= ============= =============
     NET (LOSS) PER
     COMMON SHARE BASIC
     AND DILUTED         $      (0.18) $      (0.03) $      (0.11) $      (0.01)
                         ============= ============= ============= =============
     Weighted Average
     Number of Common
     Shares Outstanding    15,587,543     3,294,392    16,057,747     3,295,458
                         ============= ============= ============= =============


                       WORLDNET RESOURCE GROUP, INC.
        (f/k/a MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   --------------------------------------

                                                                 For the Six Months Ended
                                                                 -----------------------------
                                                                 June 30,
                                                                 -----------------------------
                                                            2000           1999
                                                   -------------- --------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net (loss)                                       $  (2,743,380) $    (108,910)
  Adjustments to reconcile net (loss) to net
  cash provided (used) by operations:
     Depreciation and amortization                        59,421         30,578
     Stock issued for services and failed
      acquisitions                                       240,002              -
     Stock issued for loan fees                        1,621,000              -
     Bad debt from advances to acquisition target         50,000              -
     Changes in:
       Advances to acquisition target                   (650,000)             -
       Payments received by stockholder                  400,000              -
       Due from stockholders                             (30,616)             -
       Accounts payable and accrued expenses             180,678         73,182
       Accrued interest expenses                          17,100          5,150
                                                   -------------- --------------
          Cash Flows Provided (Used) by
          Operating Activities                          (855,795)             -
                                                   -------------- --------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of equipment                                  (78,808)             -
  Cash paid for acquisition of Navitec                  (150,000)             -
  Cash paid for investments                             (391,266)             -
  Collection of notes receivable                          20,000              -
                                                   -------------- --------------
          Cash Flows Provided (Used) by
          Investing Activities                          (600,074)             -
                                                   -------------- --------------

CASH FLOWS FORM (TO) FINANCING ACTIVITIES
  Sale of Common Stock                                   153,648              -
  Repayment of advances from stockholders                (69,035)             -
  Proceeds from sale of convertible debt               1,355,000              -
                                                   -------------- --------------
          Cash Flows Provided (Used) by
          Financing Activities                         1,439,613              -
                                                   -------------- --------------

          NET CHANGES IN CASH                            (16,256)             -

          CASH, BEGINNING OF PERIOD                       18,872             95
                                                   -------------- --------------
          CASH, END OF PERIOD                      $       2,616  $          95
                                                   ============== ==============


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

     The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes included in the Company's 8-K/A-1 filed with the Securities and Exchange Commission on September 7, 2000.

     Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform to the current year presentation. These reclassifications had no effect on results of operations or retained earnings as previously reported.

NOTE 2-ACQUISITIONS

     Acquisition of Eccount, Inc.
     ----------------------------
     During January 2000, the Company acquired 100% of the outstanding shares of Eccount, Inc., in exchange for 12,000,000 shares of the Company's restricted common stock. Eccount was owned by the Company's Chairman of the Board and therefore, the acquisition price of Eccount was limited to the predecessor cost of $23,500. By exchanging 12,000,000 shares of the Company's restricted common stock, there was a change in control of the Company. The Company accounted for its acquisition of Eccount under the purchase method.

     Engulf and Devour Creative Group, Inc.
     --------------------------------------
     During March 2000, the Company entered into a letter of intent to purchase all of the outstanding shares of Engulf and Devour Creative Group, Inc., a web site design and development company. The agreement was later rescinded.

     WorldAg.com, Inc.
     -----------------
     During March 2000, the Company entered into a letter of intent with Hagen Marketing and Communications, Inc. (Hagen) to form a joint venture called WorldAg.com, Inc. (WorldAg), a company which will sell agricultural and related industry products over the internet. During April 2000, the Company entered into a development agreement with Hagen to design and build the WorldAg.com website to be owned 60% by the Company and 40% by Hagen. The Company was to fund WorldAg $200,000 delivered in six equal monthly installments and to pay the rental costs for WorldAg at the Company's corporate headquarters. In addition, the Company issued 750,000 shares of its common stock and granted a warrant to purchase an additional 750,000 shares at $1.00 expiring three years from the date of the agreement to the principals of Hagen. Warrants to purchase an additional 400,000 shares of the Company's common stock were to be reserved for use in an employee incentive plan for WorldAg. The Company is negotiating a rescission of this agreement.

NOTE 3- CONVERTIBLE DEBT

     Series A Convertible Notes
     --------------------------
     On March 1, 2000, the Company sold Series A 8% Convertible Notes due on May 1, 2000 with a face amount of $555,000. The Company paid loan fees of approximately $55,000 in cash and issued 550,000 shares of common stock valued at $1,249,000. Interest was payable monthly at 8% per annum. The notes are convertible into shares of common stock based upon the current market price of the Company's common stock on the date of conversion at the option of the note holder. The notes are in default. Interest is accruing on the entire amount in default at 10% per annum.

     Series B Notes Payable
     ----------------------

     On March 15, 2000, the Company sold Series B 8% Notes due on June 16, 2000 with a face amount of $300,000. The Company paid loan fees of approximately $39,000 in cash and issued 150,000 shares of common stock valued at $365,000. Interest was payable monthly at 8% per annum. The notes are in default. Interest is accruing at 10% per annum.

     In August 2000, the holders of the Series A 8% Convertible Notes due on May 1, 2000, and the series B 8% Notes Due on June 16, 2000, entered into litigation with the Company to collect on past due amounts, plus interest and legal fees. In October 2000, the note holders were granted a judgement of $1,204,246.


          NOTE 4 - SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     During the six months ended June 30, 2000, outstanding notes payable and accrued expenses totaling $979,795 were exchanged for 831,816 shares of common stock, as payment in full.

     During March 2000, warrants to purchase 700,000 shares of common stock were exercised.

     During February 2000, the Company issued 21,000 shares of common stock in exchange for a non-interest bearing note receivable of $45,360. The Company has collected $20,000 of this receivable.


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

     General
     -------
     The Company was incorporated in 1981 in the state of Utah. The Company changed its name from Multi-Media Industries Corp., to WorldNet Resource Group, Inc., in February 2000.

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



     Products and Services
     ---------------------
     The products and services of the Company's subsidiaries as of August 31, 2000, include the following:

     UltraVu.com

     The Company is currently finalizing contracts to acquire certain information streaming technology, domain names, business concepts, business plan, industry contacts and know how from its developers. The primary developer of which is Stephen Brown, the Company's President and CEO. Pursuant to the Company's commitment to this acquisition, the Company has set aside 3,000,000 restricted shares of Company common stock. Mr. Brown will receive 2,500,000 of those shares. The remaining shares will be issued to a non-affiliated third party.

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




     EnterTech Media Group

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

     Eccount

     The Company acquired Eccount in January 2000, when it issued 12,000,000 post-split shares of the Company's restricted common stock to Stephen Brown to acquire all of the issued and outstanding shares of Eccount. Eccount will be an online incentive bank consisting of electronic dollars earned by members when shopping on the internet for goods or services from member merchants. These eccount dollars in turn can be used by the eccount members as payment for purchases from member merchants within the system. Eccount will be used to enhance and encourage business among member merchants, particularly the Company's subsidiaries. The Company will target a wide range of businesses to be member merchants including supermarkets, telecommunications companies, airlines, credit card companies, music and book sellers, leading online merchants and content providers, and others.

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



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

     Sprocket Music

     Sprocket Music will be a traditional record label company. Sprocket will find and sign artists to its label and engage in all other activities associated with a record label company. Sprocket will have a traditional off-line retail distribution system. Sprocket will also have an on-line presence. Music from its artists will be downloadable via mp3 technology.


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

     Century owns a Master Catalog of about 4,000 song titles. Ownership of such master recordings gives the owner all the rights to commercially exploit the master recordings in any formats which are legally permissible. The owner of a master recording pays the artist continuing royalty on revenues generated by the commercial exploitation of the master recordings. The usual industry terms of such royalty arrangements require continuing royalties on net sales. In certain instances, Century's rights to these master recordings are not exclusive.


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

     Liquidity and Capital Resources
     -------------------------------
     Since our inception, we have financed our operations primarily through loans and private sales of our equity securities. As of June 30, 2000, we had $2,616 in cash. For the six months ended June 30, 2000, operating activities used net cash of $855,795 primarily from a net loss from operations of $2,743,380, which was offset by depreciation and amortization of $59,421, amortization of loan fees of $1,621,000 and stock for issued services and failed acquisition costs valued at $240,002. The Company also advanced $650,000 to an acquisition target, of which $50,000 was written off and $400,000 which was collected by our President to offset advances made by him to the Company.

     For the six months ended June 30, 2000, investing activities used net cash of $600,074, primarily for the acquisition of Navitec (the Company's recently completed reverse merger) and for other investments.

     Financing activities provided net cash of $1,439,616, primarily from the proceeds from the sale of convertible debt, which totaled $1,355,000 and the sale of common stock.



          Results Of Operations
     ---------------------
            Comparison of the six months ended June 30, 2000 and the six months ended June 30, 1999.

            Revenues
            --------
            The Company had no revenues during the six month periods ended June 30, 2000 and 1999.

            Selling, General and Administrative Expenses
            --------------------------------------------
      Selling, general and administrative expenses increased from $73,182 to $669,772 for the six months ended June 30, 2000 as compared to the corresponding period in 1999. The increases for the six months were primarily due to increase in web development expense, business development expense, investor relations and promotions, and legal and accounting fees.

            Depreciation and Amortization
            -----------------------------
            Depreciation expense during the six months ended June 30, 2000 was $7,287 as compared to $466 for the six months ended June 30, 1999.

            Amortization expense during the six months ended June 30, 2000 was $52,134 increasing from $30,112. Amortization of goodwill totaled $21,883 for the six months ended June 30, 2000, as compared to $0 during the prior period. The increase in goodwill came as a result of the AnythingSurplus.com, Eccount and Navitec acquisitions. Amortization expense for record re-mastering costs was $30,251 and $30,112 for the six month periods ended June 30, 2000 and 1999, respectively.

            Financing Costs
            ---------------
            Financing costs during the six months ended June 30, 2000 were $1,780,000 as compared to $0 for the six months ending June 30, 1999. The increase consisted of loan fees in connection with the issuance of various convertible notes issued during the period, including the fair market value of warrants issued in connection with the financing.

            Interest Expense
            ----------------
       Interest expense during the six months ended June 30, 2000 was $17,100 as compared to $5,150 for the corresponding prior period due to the increase in debt outstanding during the period.


            Failed Acquisitions
            -------------------
            A total of $218,343 in failed acquisitions represented expenses covering salaries, sales and marketing promotions, professional fees and other organizational costs incurred. The Company was establishing an internet platform for an agricultural business concern but considered that such activity was not in the best interest of the Company.

            Comparison of the three months ended June 30, 2000 and the three months ended June 30, 1999.

       Revenues
       --------
        The Company had no revenues during the three month periods ended June 30, 2000 and 1999.

     Selling, General and Administrative Expenses
     --------------------------------------------
     Selling, general and administrative expenses increased from $24,063 to $303,140 for the three months ended June 30, 2000 as compared to the corresponding period in 1999. The increases for the three months were primarily due to increase in web development expense, business development expense, investor relations and promotions, and legal and accounting fees.

            Depreciation and Amortization
            -----------------------------
            Depreciation expense during the three months ended June 30, 2000 was $6,473 as compared to $233 for the three months ended June 30, 1999.

            Amortization expense during the three months ended June 30, 2000 was $25,834 increasing from $15,056. Amortization of goodwill totaled $11,625 for the three months ended June 30, 2000, as compared to $0 during the prior period. The increase in goodwill came as a result of the AnythingSurplus.com, Eccount and Navitec acquisitions. Amortization expense for record re-mastering costs was $15,195 and $15,563 for the three month periods ended June 30, 2000 and 1999, respectively.

            Financing Costs
            ---------------
            Financing costs during the three months ended June 30, 2000 were $1,242,833 as compared to $0 for the three months ending June 30, 1999.
The increase consisted of loan fees in connection with the issuance of various convertible notes issued during the period, including the fair market value of warrants issued in connection with the financing.

            Interest Expense
            ----------------
            Interest expense during the three months ended June 30, 2000 was $17,100 as compared to $2,575 for the corresponding prior period due to the increase in debt outstanding during the period.

            Failed Acquisitions
            -------------------
            A total of $218,343 in failed acquisitions represented expenses covering salaries, sales and marketing promotions, professional fees and other organizational costs incurred. The Company was establishing an internet platform for an agricultural business concern but considered that such activity was not in the best interest of the Company.


                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

            On or about August 4, 2000, the Company and its President, Stephen Brown, were named as defendants in a complaint filed in the United States District Court, Central District of California (Western Division) by
H.A.A., Inc., a New York corporation, Birdie Capital Corporation, a New
York corporation, Forest Equities, a British Virgin Islands corporation, and Steven Berger seeking to recover payment of $555,000 of Notes sold by the Company on March 1, 2000, which were due and payable on May 1, 2000, and a Note for $300,000 sold on March 16, 2000, which was due and payable on June 16, 2000, as well as, interest on the Notes, prejudgment interest, attorneys fees and costs. On or about October 16, 2000, a default judgment was entered by the Court against the Company and Steven Brown in the amount of $1,204,245.64.

Item 2.  Changes in Securities

            No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

            The following securities, which are not registered under the Securities Act of 1933, were issued by the Company since April 1, 2000:

       On January 4, 2000, the Company sold 16,667 shares of its common stock to an accredited investor. The Company received total consideration of $53,000. These shares were issued pursuant to exemptions from registration requirements set forth in Rule 504 of Regulation D and Section 3(b) of the Securities Act of 1933.

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

       On July 31, 2000, the Company issued 500,000 restricted common shares to a non affiliated third party and on August 11, 2000, the Company issued 2,500,000 restricted common shares to acquire certain information streaming technology, domain names, business concepts, business plans, industry contacts and know how from its developers. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. No cash was received by the Company. Stephen Brown, the Company President received 2,500,000 shares of the restricted common stock.



            On August 8, 2000, the Company issued 4,500,000 restricted common shares to acquire certain domain names, business concepts, business plans, industry contacts and know how. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. No cash was received by the Company. Stephen Brown, the Company President received 1,500,000 shares of the restricted common stock. The remaining shares were issued to non-affiliated third parties.

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

            On August 21, 2000, the Company issued 2,000,000 shares of its restricted common stock to Stephen Brown to acquire his 20% interest in MyMobileCity.com. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. No cash was received by the Company.

Item 5.  Other Information

       On March 28, 2000, the Company reported that it had reached agreements in principle to acquire Engulf and Devour Creative Group, Inc., and Car Rental Direct.com, Inc. The parties were unable to reach mutually agreeable terms for these acquisitions, and in May 2000, the Company decided not to acquire either company.

            The Company had advanced approximately $650,000 to Car Rental Direct.com in anticipation of the acquisition. When the parties determined mutually agreeable terms could not be reached, the Company accepted a $600,000 non-interest bearing promissory note as repayment of moneys advanced. Under the terms of the note, the Company received payments of $200,000 on May 12, 2000 and May 17, 2000. These payments were made directly to the Company's Chairman. The final payment was to be made on June 24, 2000. To date, the Company has not received that final $200,000 payment.

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


Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits. The following exhibits are included as part of this report:

    Exhibit        SEC Exhibit
    Number         Ref. Number    Title of Document           Location
--------------------------------------------------------------------------

    27.01          27             Financial Data Schedule     Attached


     (B)  Reports on Form 8-K

     None.

                                 SIGNATURES

                         Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                         WorldNet Resource Group, Inc.

                         October 13, 2000         /s/ Stephen Brown
                         ------------------------------
                         Stephen Brown
                         Chief Executive Officer, President and Director



                         October 13, 2000         /s/ Noel Navarro
                         ------------------------------
                         Noel Navarro
                         Vice President, Secretary, Treasurer and
                         Chief Accounting Officer


