Form 10QSB/A
period 2000-06-30
WORLDNET RESOURCES GROUP INC
filed 2000-10-23
CIK 1099136

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

                         WorldNet Resource Group, Inc.

October 19, 2000         /s/ Stephen Brown
                         ------------------------------
                         Stephen Brown
                         Chief Executive Officer, President and Director



October 19, 2000         /s/ Noel Navarro
                         ------------------------------
                         Noel Navarro
                         Vice President, Secretary, Treasurer and
                         Chief Accounting Officer


