Form 10QSB
period 2000-09-30
WORLDNET RESOURCES GROUP INC
filed 2000-11-22
CIK 1099136

                               United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
 September 30, 2000                                            0-28225

                       WORLDNET RESOURCE GROUP, INC.
                       ------------------------------
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                   -----
       (State or other jurisdiction of incorporation or organization)

                                 91-2063239
                                -----------
                    (I.R.S. Employer Identification No.)

                       4052 Del Rey Avenue, Suite 108
                      Marina Del Rey, California 90292
                     ----------------------------------
                  (Address of principal executive offices)

                               (310) 578-6950
                             ------------------
            (Registrant's telephone number, including area code)

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

                  X  Yes        No
                 ----       ----

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

      Common stock, par value $.001;  43,238,138   shares outstanding
                          as of November 17, 2000



                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDNET RESOURCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

  ASSETS
  ------------------------------------------------------------------------
                                             December 31,   September 30,
                                             1999           2000
CURRENT ASSETS
  Cash                                       $     18,872   $          991
  Inventory                                        21,639           21,639
  Stock Subscriptions Receivable                        -          250,000
  Notes Receivable                                      -           25,360
  Due from Car Rental Direct.com                        -          200,000
  Due from Stockholders                            29,912           29,912
  Prepaid Expenses                                      -          100,000
  Total Current Assets                             70,423          627,902

PROPERTY AND EQUIPMENT, net                        17,544          108,955

GOODWILL                                          150,540          280,922

INVESTMENTS                                       979,849        1,144,231

RECORD MASTERS                                    513,000          513,000

REMASTERING COSTS, net                            150,567          102,443

RECORD LICENSE RIGHTS                               1,000            1,000

                                             $  1,882,923   $    2,778,453

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------------------------------------------

CURRENT LIABILITIES
  Accounts payables and accrued expenses     $    274,779   $      366,222
  Payroll Liabilities                                   -           33,664
  Due to related parties                          370,666          245,831
  Stockholders Advances                           397,197                -
  Due to Planet Entertainment Co.                 180,615          180,615
  Due to Investments                                    -          500,000
  Items in Litigation                                   -        1,207,132
  Accrued Interest                                      -           34,400
  Total Current Liabilities                     1,223,257        2,567,864

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
   100,000,000 shares authorized;
   6,391,711 and 43,238,138 shares
   issued and outstanding                           6,392           43,238
  Additional Paid-In Capital                   14,144,008       17,875,255
  Accumulated (deficit)                       (13,490,734)     (17,707,904)
  Total Stockholders Equity                       659,666          210,589

                                             $  1,882,923   $    2,778,453


WORLDNET RESOURCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                   For the Nine            For the Three
                                   Months Ended             Months Ended
                                   September 30,            September 30,
                               2000        1999         2000        1999
SALES                          $        -  $         -  $        -  $         -

COST OF SALES                           -            -           -            -

GROSS PROFIT                            -            -           -            -

OPERATING EXPENSES:
  General and Administrative      955,629      158,685     285,857       85,503
  Failed Acquisition costs        218,343            -           -            -
  Depreciation and amortization    96,926       45,867      59,422       15,289
  Total Operating Expenses      1,270,898      204,552     345,279      100,792

OTHER INCOME ( EXPENSES):
  Amortization of loan fees    (1,780,000)           -           -            -
  Interest expense               (386,532)      (6,306)    369,432       (1,156)
  Interest Income                   1,257            -           -            -
  Total Other Expenses         (2,165,275)      (6,306)    369,432       (1,156)

NET (LOSS)                    $(3,436,173)   $(210,858) $ (299,578)   $(101,948)

NET (LOSS) PER COMMON SHARE
 BASIC AND DILUTED             $    (0.13)            * $    (0.03)   $   (0.03)

Weighted Average Number of
 Common Shares Outstanding     24,873,351   39,538,761   9,285,808    3,295,879

*Less Than $(.01) per share


WorldNet Resource Group, Inc.
Consolidated Statement of Cash Flow
For 3rd QTR Ending September, 2000

                                                     For the Nine Months Ended
                                                              September 30,
                                                             1999          2000
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

  Net (loss)                                         $   (210,859) $ (3,436,173)
  Adjustments to reconcile net (loss)
  to net cash provided (used) by operations:
     Depreciation and amortization                         45,868        96,926
     Loss on Impairment of Assets                               -             -
     Stock Issued for Services and failed
      acquisitions                                          3,063       240,002
     Stocks Issued for Loan Fees                                -     1,621,000
     Bad Debt from advances to acquisition target               -             -
     Changes in :
       Prepaid Expenses                                         -       100,000
       Due from Stockholders                                    -        40,000
       Accounts Payable and Accrued Expenses              135,380        85,633
       Advances to acquisition target                           -      (650,000)
       Accrued Interest                                     6,306        34,400
       Payments received by stockholder                         -       469,116
        Cash Flows Provided (Used) by Operating
        Activities                                        (20,242)   (1,399,096)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Advances to AuctionFun                                 (150,750)            -
  Purchases of Equipment                                        -       (91,094)
  Cash Paid for acquisition of Navitec                          -      (150,000)
  Cash Paid for Investments                                     -       (66,879)
  Collection of Notes Receivable                                -        20,000
        Cash Flows Provided (used) by Investing
        Activities                                       (150,750)     (287,973)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Sale of Common Stock                                          -       153,648
  Repayment of advances from stockholders                       -       (69,035)
  Advances from Stockholders                              201,075       245,831
  Proceeds of Convertible Debt                                  -     1,355,000
        Cash Flows Provided (Used) by Financing
        Activities                                        201,075     1,685,444

NET CHANGES IN CASH                                        30,083        (1,625)

CASH, BEGINNING OF PERIOD                                      95         2,616

CASH, END OF PERIOD                                  $     30,178  $        991


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

     In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.
The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes included in the Company's 8-K/A-1 filed with the Securities and Exchange Commission on September 7, 2000.
Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform to the current year presentation. These reclassifications had no effect on results of operations or retained earnings as previously reported.

NOTE 2 - ACQUISITIONS

Acquisition of UltraVu.com, Inc.
--------------------------------
     The Company recently finalized the acquisition 100% of the outstanding shares of UltraVu.com, Inc. in exchange for 3,000,000 of the Company's restricted common stock.. Ninety of UltraVu.com, Inc. was owned by the Company's Chairman of the Board and the other ten percent was owned a non-affiliated third party. By exchanging 3,000,000 shares of the Company's restricted common stock, there was a change in control of the Company. The Company accounted for its acquisition of UltraVu.com, Inc. under the purchase method.

Acquisition of Sprocket Music, Inc.
-----------------------------------

     The Company recently finalized the acquisition 100% of the outstanding shares of Sprocket Music, Inc., in exchange for 4,500,000 of the Company's restricted common stock. Approximately 33% of Sprocket Music, Inc. was owned by the Company's Chairman of the Board and the other 67% were owned by several non-affiliated third parties. By exchanging 4,500,000 shares of the Company's restricted common stock, there was a change in control of the Company. The Company accounted for its acquisition of Sprocket Music, Inc., under the purchase method.

NOTE 3 - CONVERTIBLE DEBT

     In August 2000, the holders of the Series A 8% Convertible Notes due on May 1, 2000, and the series B 8% Notes Due on June 16, 2000, entered into litigation with the Company to collect on past due amounts, plus interest and legal fees. In October 2000, the note holders were granted a judgment of $1,204,246.


NOTE 4 -  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
          ACTIVITIES

      On August 10, 2000, the Company issued 2,000,000 restricted shares of common stock to the Company's Chairman of the Board in exchange for his 20% interest in MyMobileCity.com, Inc. The Company recorded this transaction using the purchase method of accounting.

      On August 11, 2000, the Company made a five for one stock exchange with Entertech Media Group. The Company issued 10,000,000 restricted shares of common stock for 2,000,000 Entertech Media Group restricted shares of common stock; as a result the Company now owns approximately 9% of Entertech Media Group. The Company recorded this transaction using the purchase method of accounting.

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

       General
       -------

       The Company was incorporated in 1981 in the state of Utah. The Company changed its name to WorldNet Resource Group, Inc., in February 2000.

       In January 2000, control of the Company was acquired by the current controlling shareholders. Since that time, the Company has undertaken to reorganize its management and business strategy. The Company seeks to develop and operate new technology ventures, which are poised to create synergies with traditional real-world businesses.

       The plan is to build a portfolio of technology companies that can partner with and complement brick-and-mortar companies. The Company will create or acquire, launch, and operate technology companies that offer online services that enhance the products and services of traditional offline businesses. Through the operation of majority-owned subsidiaries, and taking strategic positions in other related technology companies the Company will enhance the development and growth of traditional businesses through new media technology.

       The Company may seek to realize gains on its investments through the selective sale of minority interests in its subsidiaries to outside investors. In some cases, the Company may also seek to sell all or a majority interest in some subsidiaries. The Company believes that this strategy provides it with the ability to increase shareholder value and provide capital to support future growth in the Company's subsidiaries and investments.



       The Company has two primary criteria for evaluating companies for acquisition and development. The first is based on demonstrated synergies with the Company's core business and the ability to promote synergistic business relationships among the companies within its portfolio. The Company believes that through the development or acquisition of complementary businesses, strategic alliances among its subsidiaries can increase their profitability. The second criteria will be the ability of that company or business model to generate revenues within a short period of time, preferably 90 days.

       The Company is currently negotiating the acquisition of or owns all or a majority interest in several companies including, UltraVu.com, Inc., Eccount.com, Inc., AnythingSurplus.com, Inc., SprocketMusic, Inc., SprocketRadio.com, Inc., That'sTheTicket, Inc., Century Records, Inc., and Randall Entertainment, Inc. The Company is also currently negotiating the acquisition of or owns minority interests in MyMobileCity, Inc., EnterTech Media Group, Inc., Auctionfun.com, Inc., Hall of Fame Partners, Inc. and USOnline.com.

       Products and Services
       ---------------------
       The products and services of the Company's subsidiaries as of September 30, 2000, include the following:

       UltraVu.com
       -----------
       In November 2000, the Company finalized the acquisition of UltraVu.com, Inc., from Stephen Brown and Home Equity Builders. The Company issued 3,000,000 restricted shares of Company common stock to Stephen Brown and to a non-affiliated third party. Stephen Brown received 2,500,000 of those shares. The remaining shares were issued to a non-affiliated third party.

       UltraVu is a streaming media solutions provider that specializes in simplifying Internet video for business applications. The Company has developed a host of outsourced service offerings customized for unique business applications, including video encoding, streaming media management and hosting, and a customizable video player that supports Microsoft's Windows Media format.

       UltraVu enables e-commerce companies, online advertisers, corporate users and individuals to easily and reliably convey their message via video over the Internet. In addition, we provide professional support for website integration and free consulting services to get the most from your video content.

       UltraVu believes that the use of streaming media technologies by businesses and individuals will continue to grow at an accelerating pace and the Company will aggressively develop product applications and services to meet the needs of this growing market.



       MyMobileCity
       ------------
       In August 2000, the Company acquired Stephen Brown's 20% interest in MyMobileCity in exchange for 2,000,000 restricted shares of Company common stock.

       MyMobileCity is a development house created to provide businesses with application, service, and distribution solutions on the wireless Internet. MyMobileCity develops new and original wireless technologies and applies them in "real-world" applications, enhancing both the business' and end-user's experience. MyMobileCity seeks to be the premier wireless solutions provider, connecting businesses with consumers on wireless devices.

       MyMobileCity will derive its revenue from consulting, development, hosting, licensing, and distribution commissions. MyMobileCity's development services will provide a complete solution for a wireless presence.

       EnterTech Media Group
       ---------------------
       In August 2000, the Company exchanged 10,000,000 restricted shares of its common stock for 2,000,000 restricted shares of EnterTech common stock.

       WNRG is negotiating a strategic agreement with EnterTech to collaborate on the production of programming for the Internet and visual telephone based technologies, both wired and wireless. The companies are also considering expanding their websites to include areas devoted to original and re-purposed 3D content, as well as specific programming such as children's programming and science fiction. It is anticipated that this content will be marketed on a business-to-business basis to sites using the UltraVu Player.

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


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

       The Company is currently building a web site for AnythingSurplus, which will be accessible at http://www.anythingsurplus.com.
                            ------------------------------

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

       The Company finalized its acquisition of Sprocket Music, Inc. from Stephen Brown and several other non-affiliated third parties. The Company issued 4,500,000 restricted common shares for this acquisition. Pursuant to the terms of the agreement, Mr. Brown will receive 1,500,000 of those shares. The remaining shares will go to non-affiliated third parties.

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

      Randall Entertainment
      ---------------------
      Randall Entertainment is currently inactive.

      Liquidity and Capital Resources
      -------------------------------
      Since our inception, we have financed our operations primarily through advances from stockholder, loans and private sales of our equity securities. As of Sept. 30, 2000, we had $991.00 in cash. For the nine months ended September 30, 2000, operating activities used net cash of $988,060 primarily from a net loss from operations of $3,436,173, which was offset by depreciation and amortization of $96,926, amortization of loan fees of $1,621.00 and stock issued services and failed acquisition costs valued at $240,002.

      For nine months ended September 30, 2000, investing activities used net cash of $287,973 primarily for the acquisition of a percentage share of MyMobileCity and full acquisition of Sprocket Music, Inc and UltraVu.com, Inc., respectively, including the purchase of computer equipment and accessories.

      Cash flows provided by financing activities amounted to $1,685,444 of which proceeds from the sale of convertible debt equaled $1,355,000 and net of $176,796 advances from stockholder.



      Results Of Operations
      ---------------------
      Comparison of the nine months ended September 30, 2000 and the nine months ended September 30, 1999.

REVENUE

      The Company had no revenues during the nine months ended September 30, 2000 and 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, General and Administrative expenses increased by $200,354 or 234% compared to the three months ended for the same quarter last year; while, for the last nine months ended the Company's General and Administrative expenses increased by $796,944 or 502% as compared to the last nine months ended for the same period last year. The reason behind this is the increased activity in the Company's operation. The Company has since hired approximately 14 additional employees since last year. Depreciation and Amortization have increased by 111% due to the increased activity in the Company's operation.

INTEREST EXPENSE

      Interest expense for the nine months period ended September 30, 2000 was $369,432 as compared to $6,036 for the corresponding prior period due to the increase in debt outstanding during the period.

FAILED ACQUISITIONS

      A total of $218,343 in failed acquisitions represented expenses covering salaries, sales and marketing promotions, professional fees and other organizational costs incurred during the time. The Company was establishing an Internet platform for an agricultural business concern but considered that such activity was not in the best interest of the Company.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      There have been no significant changes in the Company's legal matter with H.A.A., Inc, Birdie Capital Corporation, Forest Equities, and Steven Berger.

Item 2.  Changes in Securities

      No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

      The following securities, were issued by the Company since July 1, 2000:

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

      On August 10, 2000, the Company issued 2,000,000 restricted common shares to Latymer Investments as a collateral for a convertible debenture. This convertible debenture is expected to materialize in November 2000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

      On August 11, 2000, the Company issued 10,000,000 shares of its restricted common stock in exchange for 2,000,000 restricted shares of EnterTech Media Group, Inc., common shares. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. No cash was received by the Company.

      On August 21, 2000, the Company issued 2,000,000 restricted shares to Stephen Brown to acquire his 20% interest in MyMobileCity. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. No cash was received by the Company.

      On August 28, 2000, the Company granted Stephen Brown, its President, an option to acquire up to 500,000 shares of Company common stock pursuant to the WorldNet Resource Group, Inc., 2000 Incentive Stock Option Plan.
The option was granted to Mr. Brown, in lieu of salary for the third
quarter of 2000.   The exercise price of the option is $.069, which is
equal to 110% of the closing price of the stock on the grant date. The option was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. No cash was received by the Company.

      On November 17, 2000, the Company issued 500,000 common shares to Poulton & Yordan for consulting services rendered in connection with the Company's various mergers and acquisitions. These shares were granted under the WorldNet Resource Group, Inc., 2000 Incentive Stock Option Plan. The shares were issued pursuant to a Form S-8 Registration Statement filed by the Company on November 7, 2000.

Item 5.  Other Information

      On August 28, 2000, the Board of Directors of the Company approved the WorldNet Resource Group, Inc., 2000 Incentive Stock Option Plan. Pursuant to the Plan, the Company granted Stephen Brown, its President, an option to acquire up to 500,000 shares of Company common stock. The option was granted to Mr. Brown, in lieu of salary for the third quarter of 2000. The Company also granted a stock award to Poulton & Yordan for consulting services rendered to the Company relating to merger and acquisition transactions.


      On October 20, 2000, the Company entered into a non-binding letter of intent to acquire a minority interest in USOnline.com, Inc. Pursuant to the letter of intent, the Company will purchase shares of USOnline common stock for cash. Under the proposed terms of the letter of intent, the Company was to purchase 250,000 shares by November 5, 2000. That acquisition did not occur. The Company anticipates a Definitive Agreement will be negotiated and entered into and the transaction will be closed within 60 days of the date of this Form 10-QSB.

      On November 7, 2000, the Company entered into a non-binding letter of intent to acquire all of the issued and outstanding common stock of That's The Ticket, Inc. The Company anticipates a Definitive Agreement will be negotiated and entered into and the transaction will be closed within 60 days of the date of this Form 10-QSB.

Item 6.  Exhibits and Reports on Form 8-K

       (A) Exhibits. The following exhibits are included as part of this report:

  Exhibit  SEC Exhibit
  Number   Ref. Number Title of Document                      Location
  -------  ----------- ----------------------------------     ---------
  10.01    10          Letter of Intent to Acquire            Attached
                       Shares of USOnline.com, Inc.

  10.02    10          Letter of Intent to Acquire            Attached
                       That's The Ticket, Inc.

  10.03    10          Agreement to Acquire Interest          Attached
                       In MyMobileCity.Com, Inc.

  10.04    10          WorldNet Resource Group, Inc.          (1)
                       2000 Incentive Stock Option Plan

  10.04    10          Share Exchange Agreement               Attached

  27.01    27          Financial Data Schedule                Attached

(1) Incorporated herein by reference from the Registrant's Registration Statement on Form S-8 filed November 7, 2000 (File No. 333-49440).

        (B)    Reports on Form 8-K

               None.



                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WorldNet Resource Group, Inc.


November 20, 2000                  /s/ Stephen Brown
                                   ------------------
                                   Stephen Brown
                                   Chief Executive Officer, President
                                   and Director



November 20, 2000                  /s/ Noel Navarro
                                   ------------------
                                   Noel Navarro
                                   Vice President of Finance,
                                   Secretary and Treasurer



