Form 10KSB
period 2000-12-31
WORLDNET RESOURCES GROUP INC
filed 2001-05-23
CIK 1099136

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2000

                       Commission file number 0-28225

                       WORLDNET RESOURCE GROUP, INC.
                      -------------------------------
           (Exact name of registrant as specified in its charter)

     Utah                                                   91-2063239
(State or other jurisdiction of                        (I.R.S. Employer
incorporation  or organization)                         Identification No.)

                             920 N. Nash Street
                            El Segundo, CA 90245
                  (Address of principal executive offices)
                                 (zip code)

                Issuer's Telephone Number:    (310) 607-0060

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

The number of shares of Common Stock, $0.001 par value, outstanding on
December   31,  2000,  was  55,839,021  shares,  held  by  approximately
459 stockholders.


                                   INDEX

Part I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 16

Item 4.   Submission of Matters to a vote of Security Holders. . . . . . 16

Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholders Matters . . . . . . . . . . . . . . . . . . . . . 16

Item 6.   Management Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . 17

Item 7.   Financial Statements and Supplementary Data. . . . . . . . . . 20

Item 8.   Changes in Accountant. . . . . . . . . . . . . . . . . . . . . 42

Part III

Item 9.   Directors and Executive Officers of the Registrant . . . . . . 42

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . 43

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . . . . 43

Item 12.  Certain Relationships and Related Transactions . . . . . . . . 43

Item 13.  Exhibits and Reports . . . . . . . . . . . . . . . . . . . . . 44

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 45

PART I

When used in this 10-KSB and elsewhere by management or WorldNet Resource Group, Inc. ('WNRG" or the "Company") from time to time, the words "expect," "estimate," "anticipate," "predict," "believe," "plans" and similar expressions are intended to identify forward-looking statements concerning economic performance, future financial condition, and the Company's business operations. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, customer actions and other factors discussed in this filing and other filings with the Securities and Exchange Commission (the "SEC"). These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-KSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Furthermore, the Company cannot give assurance regarding returns to investors.

Item 1. Business

OVERVIEW

WorldNet Resource Group, Inc. ("WNRG" or the "Company," which includes the parent company and all of its subsidiaries) is a holding company engaged in operating and developing companies from a number of diverse markets. The Company was incorporated in 1981 in the state of Utah under the name M-K Energy. The Company changed its name in 1982 to Cache Drilling, Inc. and again in 1988 to Almur Cosmetics, Inc. The Company originally sold securities to the public pursuant to a registration granted by the Utah Securities Division on May 1, 1981, and the exemption from registration under section 3(a)(11) of the Securities Act of 1933. In January 2000, control of the Company was acquired by the current controlling shareholders. Since that time, the Company has undertaken to reorganize its management and business strategy in order to become a holding company primarily focused on helping traditional brick-and-mortar businesses take advantage of new technology. WorldNet Resource Group develops these companies either as majority-owned subsidiaries or through strategic partnering arrangements. The Company will also acquire or partner with existing companies whose business models or technologies complement the Company's strategy by enhancing its products and services. The Company's mission is to capitalize on emerging markets by developing and operating new technology ventures which are poised to create synergies with traditional real-world businesses into highly focused and successful organizations.

The Company will also seek to realize gains through the selective sale of its investments to outside investors. In some cases, the Company may operate the subsidiaries indefinitely until a favorable way of divesting them arises. The Company believes that this strategy provides it the ability to increase shareholder value and provide capital to support future growth in the Company's subsidiaries and investments. The Company expects to continue to develop and refine the products and services of its business, with the goal of increasing revenue as new products are commercially introduced, and to continue to pursue the acquisition of or investment in additional allied companies and technologies.

BUSINESS STRATEGY

WNRG's key initiative focuses on creating value by developing, acquiring, and investing in companies that have the potential to become market leaders. The Company helps these ventures by infusing new technology, new management, or corporate development support. WNRG plans to capitalize on these opportunities through the selective sale of its investments to outside investors. WNRG will eventually divest these ventures either through an IPO process, a reverse merger, or through the sale of the venture to a strategic buyer. In some cases, WNRG will continue to operate the entity indefinitely until a favorable way of divesting the entity arises. This divestment process will eventually allow each of the subsidiaries to be a stand-alone company.

The Company's strategic initiatives revolve around the following:

     Operation, Development & Support
     --------------------------------
     Operating units are managed, developed and operated by an appointed management team. WorldNet Resource Group provides strategic guidance, management services and support in the area of technology, corporate development, financial management, business affairs, and human resources. Each WNRG subsidiary or investment maintains its own separate sales and marketing staffs, enabling the sales personnel to develop strong customer relationships and expertise in their respective areas.

     Divestment
     ----------
     WNRG business units are developed and geared to become independent business units that can operate as stand-alone enterprises within the WNRG network.

     Promotion of Synergies
     ----------------------
     WorldNet Resource Group will promote an environment of collaboration and sharing of knowledge within its network of companies and strategic partners.

     Mergers & Acquisition
     ---------------------
     The Company will acquire majority ownership or invest in businesses that will benefit from new technologies provided by WorldNet Resource Group operating units. The Company is also actively looking for new opportunities in this area that would benefit and integrate with the operation of its subsidiaries

     Integration
     -----------
     As the industry evolves and new technology comes into fruition, there will be a continuous process of integration as the Company evolves with the changing environment.

     Value Engineering
     -----------------
     WorldNet Resource Group will continually seek new technology partners and integrate new technology to enhance operational efficiency and reduce costs. The Company will pursue cost improvement opportunities and shareholder value-based decisions through benchmarking, budgeting and strategic planning.

     Investment Criteria
     -------------------
     The Company invests its resources in businesses that meet the following criteria: first -- WNRG acquires, develops and operates ventures that are positioned to add new life and value to traditional
     business models; second   critical acquisition focus is on the
     targeted company's ability to bring synergy and value to existing
     entities; third   ability of the targeted company or business model to
     generate revenue within a 120 day period after acquisition; and fourth
     - the venture is involved in an emerging industry and has potential to become a market leader.

OPERATING UNITS AND INVESTMENTS

The Company organizes its portfolio into key areas of focus, which are: streaming media, wireless media, e-commerce, and entertainment. The Company currently owns the majority or has minority interest in the following companies:

Entertainment
-------------
                                                                 Initial
                           Percentage                            Investment
       Company Name        of Ownership   Status                 Date
SprocketMusic              100%           Concept/Development    Aug-00
Entertech Media Group      10%            Operating              Aug-00

Streaming Media
---------------
                                                                 Initial
                           Percentage                            Investment
       Company Name        of Ownership   Status                 Date

UltraVu                    100%           Operating              Jul-00
Corporate Interviewing
 Network                   100%           Operating              Feb-01

E-Commerce
----------
                                                                 Initial
                           Percentage                            Investment
       Company Name        of Ownership   Status                 Date
AnythingSurplus            100%           Concept/Development    Dec-99
Iccount                    100%           Concept/Development    Jan-00
Autopoint.com              100%           Concept/Development    Dec-00

Wireless Media
--------------
                                                                 Initial
                           Percentage                            Investment
       Company Name        of Ownership   Status                 Date
MyMobileCity               20%            Operating              Aug-00

The products and services of the Company's subsidiaries as of December 31, 2000, include the following:

UltraVu.com
-----------

UltraVu, Inc. ("UltraVu,"), a Nevada corporation, is a national provider of custom-formatted interviews primarily for corporate clients. The Company offers its services through its forty locations nationwide and through its streaming media technology and other web based products. UltraVu's key areas of focus are driven by its product offerings and services, which include the following: The UltraVu, CorporateVu Corporate Profile, CareerVu Streaming Resume, and DateVu (Video Dating Interview). The UltraVu product offers clients its forty locations in conducting preliminary interviews, which will be streamed over a password secured extranet along with other value-added web-based products. CorporateVu is a medium of communication that allows corporate clients to showcase their companies to a targeted audience (i.e. job seekers) through a customized video player over the Internet. CareerVu offer the job seekers a two or three minute video overview of themselves and their career aspirations for the purpose of matching jobseekers and employers. UltraVu is providing dating services its DateVu product, a service that allows their clients a two or three minute video presentation of themselves over the Internet. Although DateVu targets a different market, the application of the technology is the same; for that reason DateVu is expected as an ancillary source of revenue.

The value behind UltraVu's services is that it offers businesses a single point of management for all of their streaming content publishing and delivery needs. In addition, UltraVu provides professional support for website integration and free consulting services to enable clients to make the most of their video content. UltraVu will sell its services to businesses as an OEM (original equipment manufacturer) product.

UltraVu.com, Inc. was formed on July 31, 2000. Mr. Brown received 2,500,000 shares of common stock for transfer of this concept; 500,000 shares were issued to a third party. The primary developer of UltraVu is Scott Salter, UltraVu's President. UltraVu officially commenced operation in November 2000, after the initial funding of WorldNet Resource Group, Inc ("WNRG"). As of December 31, 2000, UltraVu has received financing from WNRG. WorldNet Resource Group plans to continue its support of UltraVu until it becomes self-sustaining. In addition to funding, UltraVu is receiving technology, corporate development, and financial management support from WorldNet Resource Group. The goal of WorldNet Resource Group is to find co-investors for the companies under its portfolio through a divestment process. This divestment process will eventually allow each of the subsidiaries to stand on its own. WorldNet Resource Group eventually plans to maintain a minority interest in UltraVu. Other cash-inflow, which is not sufficient to fund further development of UltraVu, is currently coming from receivables from existing business relationships. UltraVu plans to obtain further funding from venture capital firms, angel investors, strategic partners, financial institutions or other interested investors in order for the management team to successfully expedite the UltraVu mission and objectives. With the addition of investment capital, we expect to transition from a development level company to lean high-margin service provider achieving profitability in the second year of operation.

From its commencement of operations through present day, the UltraVu has been in the developmental stage. During this period, the company was engaged primarily in testing and proving the business model, establishing strategic partnerships, conducting market research, completing the acquisition of the Corporate Interviewing Network, and signing up customers. UltraVu plans to further grow through strategic alliances, through its franchise program, through branding, and through mergers and acquisitions. The business model requires the ability to establish a network of interviewing locations that can conduct and videotape interviews. The interviews are encoded and delivered over the Internet utilizing streaming media technology. This process requires tools and training of field representatives and efficient processes for handling the delivery of the content in a timely manner. Field representatives or franchisees will also be trained as field sales personnel.

In March 2001, the Company acquired Corporate Interviewing Network, Inc., which became the foundation for the "The Streaming Interviews" product offering. This acquisition gave us a field network of trained interviewers, a proven business model, and an existing stream of revenue from an established customer base. The following are Corporate Interviewing Network customers taking advantage of the Streaming Interview Product: National Gypsum, Ruan Transportation, Las Vegas Valley Water District, City of Henderson, NV, Richland County SC, City of Richmond, VA, and Clarke County, Nevada. New Streaming Interviews customer trials are underway with Intel, Target, and IBM.

Numerous strategic alliances have also been formed. Examples of these include: Microsoft, Headhunter.net, WirelessResumes.com, Haines Cotti & Associates, Collegegrad.com, and various government organizations. Numerous key vendor relationships have also been formed with companies such as Navisite and Exodus. Streaming Interviews relies on these vendors for delivering its services. For that reason Streaming Interviews plans to maintain relationships with multiple vendors to generate best price competition. These partnerships and relationships provide us with the streaming media platform, hosting, storage and bandwidth to deliver the video over the Internet.

MyMobileCity
------------

MyMobileCity is a developer and application service provider. MyMobileCity will provide businesses with application, service, distribution and promotional solutions on wireless devices. Their niche in the emerging wireless industry lies in device and carrier interoperability. From Palm
(tm), IPAQ (tm) and Cybiko (tm) to Nokia(tm), Samsung(tm), Nextel(tm) and Sprint (tm), MyMobileCity unites device demographics to its clientele's audience. MyMobileCity's suite of applications not only recognizes the wide variety of new and emerging platforms and devices but also provides optimized content and a consistent user experience regardless of device or carrier. The Company purchased 20% of the outstanding stock for $500,000 to be paid through future funding.

MyMobileCity currently two main products, which are Mobile Messenger and the Mobile Adoption Engine. The Mobile Messenger is being marketed at this time, while the Mobile Adoption Engine is under development. The Mobile Messenger allows businesses to instantly send text messages or advertising to a targeted audience on digital communication devices such as cell phones, pagers, and PDA's. The Mobile Adaptation Engine is a proprietary middleware product designed to support the re-purposing of content for display over various Internet-enabled devices. Through XML-based templates, unique application modules, and an efficient server application, the Mobile Adaptation Engine is able to recognize the origin of page requests and transparently return optimized content to the unique device. On March 27, 2001 New Line Cinema signed a letter of intent to use MyMobileCity's Mobile Messenger application.

Open source template architecture allows designers and businesses to develop device-specific user interfaces or rely on MyMobileCity's available templates. Subscription to the mobile adaptation engine includes master templates as well as device-specific templates to reduce the burden of development for existing and emerging devices.
                                     7

Application "modules" allow extended device specific features such as location relationship and m-commerce to be driven off of static data or active databases with minimal client development time. This adaptation technology is built into MyMobileCity's Mobile Adaptation Engine, a product that can run independently or on top of current XML conversion technologies.

EnterTech Media Group
---------------------

Entertech Media (OTC BB: EMGI) was originally a motion picture company formed by John Daly, whose previous film company won 21 Academy Awards for such films as "Platoon," "The Last Emperor," and "The Falcon and the Snowman." Entertech Media operates as a traditional motion picture company which is branching out into broadband with their new feature films as well as with their existing catalog of films. Entertech Media will collaborate with WorldNet Resource Group, Inc. on the production of programming for the Internet and visual telephone-based technologies, both wired and wireless. The companies are also considering expanding their Web sites to include areas devoted to original and re-purposed 3D content, as well as specific programming such as children's programming and science fiction. It is anticipated that this content will be marketed on a business-to-business basis to sites using the UltraVu Player. The plan is for EnterTech Media Group, Inc. to eventually acquire Sprocket Music and Sprocket Radio and other WNRG entertainment related properties to create Igo Media (EnterTech Media Group, Inc. will file a name change to become Igo Media), an entertainment content aggregator that focuses on many different media platforms. Igo Media will operate in all aspects of the film and music industries, through both traditional arenas and the on-line realm. Igo Media will eventually organize itself into three reporting segments, which are: Igo Film, Igo Music, and Igo Radio.

In August 2000, the Company exchanged 10,000,000 restricted shares of its common stock for 2,000,000 restricted shares of EnterTech common stock. WNRG currently owns 20% of EnterTech Media Group, Inc. However, the two parties have signed a letter of intent in March 2001 for WNRG to acquire additional 45% of EnterTech Media Group, Inc., which means a total of 65% of EnterTech Media Group, Inc.will be owned by WorldNet Resource Group. Pursuant to WNRG's acquisition of Entertech Media Group, WorldNet Resource Group announced it will disburse shares of Entertech Media Group, Inc. to WNRG shareholders of record as of March 23, 2001 on a 4 to 100 basis. After the stock dividend disbursement, WNRG will merge its fully-owned entities, Sprocket Music, a record label, and Sprocket Radio, an Internet streaming audio vehicle, with Entertech Media to create a new multimedia entertainment venture called Igo Media.

Igo Media and WNRG will be focused on producing programming for the Internet and visual telephone-based technologies, both wired and wireless. Igo Media will be developing synergistic online properties: Igo Music, Igo Films, and Igo Radio, each of which will focus on traditional and online entertainment channels. The following are to be Igo Media's business segments:

IGO FILM
--------

ExtraCast is a free searchable resource for authorized casting directors seeking to cast background actors. Over the past four years, ExtraCast has provided thousands of people for hundreds of projects for film, television, music videos, print ads, and commercials. There are over 100 casting directors with access to ExtraCast's members.

IGO MUSIC
---------

Sprocket Music is a traditional record label company. Sprocket will find and sign artists to its label and engage in all other activities associated with a record label company. Sprocket will have a traditional off-line retail distribution system. Sprocket will also have an on-line presence. Music from its artists will be downloadable via mp3 technology. Sprocket Music was formed by music industry veteran Russ Regan, whose 35-year career included executive positions with Motown, MCA, Polygram and Quality Records.

The Company is currently finalizing contracts to acquire domain names, business concepts, business plans, technology, industry contacts and know how from the individuals who developed this business model. Included among those individuals is Stephen Brown. The Company has set aside 4,500,000 restricted common shares for this acquisition. Pursuant to the terms of the agreement, Mr. Brown received 1,500,000 of those shares. The remaining shares went to non-affiliated third parties.

IGO RADIO
---------

Sprocket Music's online presence will be through Sprocket Radio. Music from its artists is downloadable through digital technology via the Internet and wireless web. Sprocket Radio is an Internet-based radio station utilizing state of the art media delivery technology. Sprocket Radio will be the Internet arm of Sprocket Music.

Eccount
-------

The Company acquired Eccount in January 2000, when it issued 12,000,000 post-split shares to Stephen Brown to acquire all of the issued and outstanding shares of Eccount. The Company is currently inactive.

AnythingSurplus.com
-------------------

AnythingSurplus was established to be the premier Internet site providing an on-line discount store that specializes in providing retail surplus inventory to consumers, and to a lesser extent to businesses.

On January 12, 2001, the Company announced that Eccount and AnythingSurplus.com would merge to become Iccount.com. Iccount.com will involve innovative ways in which on-line retail customers reap additional financial benefits from their on-line purchases. Iccount.com membership will be free. Users will submit their receipts from any on-line vendor in order to accumulate Iccount Dollars. These Iccount Dollars can then be converted to make purchases from Iccount vendors. The Company will target a wide range of businesses to be member merchants including supermarkets, telecommunications companies, airlines, credit card companies, music and book sellers, leading online merchants and content providers, and others. In addition, Iccount will make its own products available. Through relationships established in the development of AnythingSurplus.com, Iccount has access to a wide variety of surplus products that it can, in turn, sell to its users at an extremely discounted rate. The surplus inventory will come from a variety of industries including home electronics, furniture, sporting goods, pet supplies, clothing, and more. All merchandise will be sold on consignment. Revenue will be generated by equally splitting excess revenues over merchandise liquidation value with the partnering companies.

Autopoint.com
-------------

Autopoint.com is an auto service website designed as an additional channel for marketing communications, sales and distribution channels for locally operated brick-and-mortar auto service centers. Autopoint.com is expected to serve as a central location on the Internet where individuals in need of automotive repairs and services can easily determine the location of available service representatives who will help retrieve necessary parts for repairs and make service calls for customers. Expected to launch in mid-summer of 2001, AutoPoint.com will offer customers the convenience of reserving a mechanic via the Internet to be dispatched to their home or office. Autopoint.com's mission is to provide motorists across the nation the convenience of scheduling routine automotive service and maintenance through wired and wireless Internet.

The value behind Autopoint.com is its ability to leverage Internet technology in assisting partnered brick-and-mortar auto service centers to reach their customers. In addition, this new channel will help grow their traditional revenue streams. Autopoint.com is compiling a nationwide network of independently operated auto service centers in order to offer this convenience to motorists around the country.

These independently operated auto service centers are motivated to be a part of this network because of the following value propositions:

     - New Revenue Stream & Distribution Channel - at a minimal fee, partnered companies will be able to utilize the Internet as a new way to bring in sales.

     - Focused Operations - partnered companies may concentrate on their core competencies while Autopoint.com provides additional marketing and digital branding with almost no additional costs.

     - Reduced Risk - with no capital expenditure on software and IT personnel, the partnered auto service center or centers may test a new technology development with no negative impact on their existing operations.

     -    Product Recognition - branding on a national basis.

     - Just-in-time inventory system - allows affiliated businesses to know which parts to order prior to the job, allowing a JIT (just-in-time inventory system).

Consumer value is primarily derived from the convenience Autopoint provides. Autopoint users may, from the convenience of their home, office, or mobile phone, schedule and carry out all the necessary transactions within minutes, and have a mechanic, tow truck or an auto detailer make the house call service twenty-four hours a day and seven days a week.

Autopoint.com is currently a concept stage enterprise. This entity does not yet have a management team in place. Accordingly, Autopopint.com has minimal operation, and the ability of this entity to expeditiously accomplish its mission and objectives is highly dependent upon WNRG's ability to attract a capable management team and raise the necessary capital. Products and services offered by this subsidiary are new and commercially untried. Therefore, market acceptance for this new concept is crucial for its success. A payment of $50,000 was not made to the previous owner and the Company is being sued for this amount.

Hall of Fame and Auctionfun.com
-------------------------------

The Company has determined that Auctionfun.com and Jazz Hall of Fame do not fit within its current business model. Therefore, the Company has accordingly written off assets related to both entities.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

THE OCCURRENCE OF ANY OF THE FOLLOWING RISKS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU MIGHT LOSE ALL OR PART OF YOUR INVESTMENT.

OUR BUSINESS IS DIFFICULT TO EVALUATE DUE TO OUR LIMITED OPERATING HISTORY.

In January 2000, the current controlling shareholders acquired control of Multimedia Industries, Inc. New management was set in place the following month, and re-organization of the Company immediately followed. During the 1st and 2nd quarter of 2000, the Company's management team was focused on developing its strategy, establishing its services, and securing financing to support its business objectives. On July 31, 2000, the Company acquired the 100% interest in UltraVu and 20% of MyMobileCity, while in August 2000 the Company acquired 10% interest in Entertech Media Group, Inc. The operation and management of all three subsidiaries are supported by WorldNet Resource Group. All of the other companies under our portfolio are either in the concept stage or have minimal operating activities, while the previously mentioned three are development stage enterprises. As a result, it is difficult to anticipate what revenue may be generated from the different segments of our business over the long term.

Our limited operating history will make it difficult to forecast our future operating results because, among other things, we have only recently begun marketing products from UltraVu. You should evaluate our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a new business. Our principal risks are that:

     - We may not be able to increase usage of our services and derive revenue from these services;

     -    Our marketing and sales efforts may not be successful;

     - We may not be able to effectively respond to competitive developments;

     - We may not be able to integrate the business, products, services and technology of our recent acquisitions and possible future acquisitions; and

     - We may not be able to provide the necessary personnel to manage the numerous development stage enterprises under our portfolio.

The uncertainty of our future performance and the uncertainties of our operating in a new and expanding market increase the risk that the value of your investment in our common stock will decline.

WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE LOSSES WILL CONTINUE.

As of December 31, 2000, we had an accumulated deficit of $ 24,972,687.00 million. We have not achieved profitability and expect to continue to incur net losses in 2001. We expect to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

OUR OPERATING RESULTS MAY VARY FROM QUARTER TO QUARTER IN FUTURE PERIODS, WHICH MAY CAUSE OUR STOCK PRICE TO FLUCTUATE OR TO DECLINE.

WNRG quarterly future expected revenues may vary depending on a number of factors including:

     - Our ability to successfully divest companies under our portfolio, which would result in capital gains or cash infusion for WNRG.

     - Our ability to develop and successfully market products introduced to the market by our subsidiaries.

     - Demand for our products and services introduced to the market by our subsidiaries.

     - The ability of our subsidiaries to become viable and profitable businesses.

     -    Actions taken by competitors of our subsidiaries.

     -    Technological changes in the market.

Our operating results in any quarter will be harmed if our revenues for that quarter fall below our expectations, and we are not able to quickly reduce our operating expenses in response. Our operating expenses, which include sales and marketing, service and product development, and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed over a 30 to 45 day period. As a result, our ability to rapidly adjust these expenses is limited, which may increase the fluctuations in our quarterly operating results. In addition, we do not have a sufficiently long operating history to be able to determine whether revenue expectations are achievable, which could have an adverse impact on our stock price.

OUR BUSINESS MODEL IS HIGHLY DEPENDENT UPON THE FINANCIAL MARKET.

The Company's ability to realize capital gains through the selective sale of its subsidiaries to outside investors may be adversely affected by macro-economic forces outside the control of the management. If we are unable to anticipate changes in the financial markets for obtaining capital for our subsidiaries we may not be able to expand these businesses to successfully compete with other companies, or be able to fully implement their business plans.

THE BUSINESS MODELS OF OUR SUBSIDIARIES DEPEND HIGHLY ON UNPROVEN
TECHNOLOGY.

The numerous development stage enterprises under our portfolio depend upon the Internet and other new technology (i.e. wireless media) to enable them to build and deliver their services and products. Therefore, our subsidiaries' revenue models and profit potentials are also unproven. We may be required to further adapt our business model in response to additional changes in the market for these services, or if our current business model is not successful.

OUR SUBSIDIARIES ARE INVOLVED IN A HIGHLY EVOLVING AND COMPETETIVE MARKET

The Company's subsidiaries are primarily involved in, but not limited to, the Internet market. The market for Internet products and services is rapidly evolving and highly competitive. Although the Company has invested in ventures involved in diverse segments of the Internet market, a single supplier or key player could dominate the market. New competitors and substitutes are continually entering the market, which may significantly affect the Company's performance in the long run. The Company therefore cannot give assurance regarding returns to investors.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO CONTINUE OR EXPAND OUR OPERATIONS.

Since our inception, our operating activities have used more cash than they have generated. At this time, we are required to raise additional funds to support current operations and expedite our business objectives. Such funds may be required in order to do any or all of the following: fund more aggressive marketing in the subsidiary level, support corporate development objectives, develop new or enhanced products or services, respond to competitive pressures, and/or to acquire complementary businesses, products or technologies. We cannot be certain that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms or not available at all, we may be unable to successfully promote our products and services, fund our expansion, develop or enhance our products or services, respond to competitive pressures or take advantage of acquisition opportunities.

YOU WILL EXPERIENCE DILUTION IF WE RAISE ADDITIONAL FUNDS THROUGH THE ISSUANCE OF ADDITIONAL EQUITY OR CONVERTIBLE DEBT SECURITIES.

If we raise additional funds through the issuance of equity securities or convertible debt securities, you will experience dilution of your percentage ownership of our company. This dilution may be substantial. In addition, these securities may have powers, preferences and rights that are preferential to the holders of our common stock and may limit our ability to pay dividends on our common stock.

OUR REVENUES WILL NOT INCREASE IF WE DO NOT SUCCESSFULLY DEVELOP AWARENESS OF OUR BRAND NAMES.

If we fail to successfully promote and maintain our subsidiaries' brand names, fail to generate a corresponding increase in revenues as a result of our branding efforts, or encounter legal obstacles in connection with our continued use of our brand names, our revenues will not increase and our prospects for growth will be diminished. We believe that continuing to build awareness of each of our brand names is critical to achieving widespread acceptance of our services.

We believe that brand recognition will become a key differentiating factor among our subsidiaries as competition in the market for these services increases. We will be unable to maintain and build brand awareness if we do not succeed in our marketing efforts, provide high quality services and increase the number of professionals and buyers requiring individuals with specific professional skills to fulfill project needs.

THE SALES CYCLES FOR THE PRODUCTS AND SERVICES OFFERED BY OUR SUBSIDIARIES MIGHT BE LENGTHY, WHICH COULD DELAY THE GROWTH OF OUR REVENUES AND INCREASE OUR EXPENDITURES.

Products and services offered by our subsidiaries are new and commercially untried and have only recently been released commercially. We may face significant delays in their acceptance. We will not be able to recognize any revenues during the period in which a potential customer evaluates and decides whether or not to use them, and we expect that this period will be substantial, ranging between six and 12 months. The decision of a customer to use any of our services may be expensive, time consuming and complex and may require an organization to make a significant commitment of resources. As a result, we will have to expend valuable time and resources to educate interested persons at all levels in these organizations on their use and benefits. Our expenditure of substantial time and resources to persuade customers to use our services or an unexpectedly long sales and implementation cycle for them will have a negative impact on the timing of our revenues.

IF WE ARE UNABLE TO HIRE AND RETAIN HIGHLY SKILLED PERSONNEL, OUR
SUBSIDIARIES WILL NOT BE ABLE TO GROW AND COMPETE EFFECTIVELY.

The future success of our subsidiaries depends to a significant extent on our ability to attract and retain senior management, experienced sales and marketing personnel, software developers, qualified engineers and other highly skilled personnel to fill positions as our Company and subsidiaries grow. Competition for these highly skilled employees is intense, particularly in the technology industry. We may experience difficulty from time to time in hiring the personnel necessary to support the growth of our business.

IF WE FAIL TO MANAGE OUR GROWTH, OUR REVENUES MAY NOT INCREASE, AND WE MAY INCUR ADDITIONAL LOSSES.

Since we have only been in business a short time, our expansion has placed, and will continue to place, significant strains on our infrastructure, management, internal controls and financial systems. Our personnel, systems, procedures and controls may be inadequate to support our future operations. In order to accommodate the growth of our business, we will need to hire, train and retain appropriate personnel to manage our operations. We will also need to improve our financial and management controls, reporting systems and operating systems. We may encounter difficulties in developing and implementing these new systems. If we are unable to manage our growth effectively and maintain the quality of our products and services, our business may suffer.

ANY ACQUISITIONS OF TECHNOLOGIES, PRODUCTS OR BUSINESSES THAT WE MAKE MAY NOT BE SUCCESSFUL, MAY CAUSE US TO INCUR SUBSTANTIAL ADDITIONAL COSTS, AND MAY REQUIRE US TO INCUR INDEBTEDNESS OR TO ISSUE DEBT OR EQUITY SECURITIES ON TERMS THAT MAY NOT BE ATTRACTIVE.

As part of our business strategy, we have in the recent past acquired or invested in technologies, products or businesses that were expected to be complementary to our business and may do so in the future. The process of integrating any future acquisitions could involve substantial risks for us, including:
                                     14

     -    Unforeseen operating difficulties and expenditures;

     - Difficulties in assimilation of acquired personnel, operations, technologies and products;

     - The need to manage a significantly larger and more geographically-dispersed business;

     - Amortization of large amounts of goodwill and other intangible assets;

     - The diversion of management's attention away from ongoing development of our business or other business concerns;

     - The risks of loss of employees of an acquired business, including employees who may have been instrumental to the success or growth of that business; and

     - The use of substantial amount of our available cash, including in the case of any future acquisitions the proceeds of this offering, to consummate the acquisition.

We may never achieve the benefits that we expect from the acquisitions of Entertech Media Group, Corporate Interviewing Network, MyMobileCity, AnythingSurplus, and Eccount or that we might anticipate from any future acquisition. If we make future acquisitions, we may issue shares of our capital stock that dilute other stockholders, incur debt, assume significant liabilities or create additional expenses related to amortizing goodwill and other intangible assets, any of which might reduce our reported earnings and cause our stock price to decline. Any financing that we might need for future acquisitions may only be available to us on terms that materially dilute existing shareholders, restrict our business or impose on us costs that would reduce our net income or increase our net losses.

DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE TIME CONSUMING AND EXPENSIVE, AND ANY LIABILITIES IMPOSED ON US FOR INFRINGING ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS COULD REQUIRE US TO PAY SIGNIFICANT DAMAGES OR DISRUPT OUR BUSINESS.

Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in our operations. We cannot be certain that our services, products, content, technology and brand names do not or will not infringe upon valid patents, copyrights or other intellectual property rights held by others. We expect that the number of infringement claims will increase as more participants enter our markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. In the event of a successful infringement suit against us, we could be liable for substantial damages and be required to pay substantial royalties for our use of third party intellectual property or be prohibited from using third party intellectual property in our products or services. Any of these outcomes could reduce our revenues and prospects for growth.

WE MAY BE UNABLE TO OBTAIN U.S. TRADEMARK REGISTRATION FOR OUR BRANDS OR TO PROTECT OUR OTHER PROPRIETARY INTELLECTUAL PROPERTY RIGHTS.

If we fail to obtain federal trademark or service mark registrations for our marks and any related derivative marks, our promotion of these marks as our brands could be disrupted. If we are unable to secure the rights to use these marks and related derivative marks, a key element of our strategy of promoting these marks as brands in our target markets could be disrupted.
                                     15
EMPLOYEES

As of December 31, 2000, the Company employed 18 persons, all of whom were employed on a full-time basis. Of these employees, five were engaged in sales and marketing; six in technology development; and seven were in general and administrative activities. The average cost of payroll per pay period was $60,000. None of the Company's employees are members of a labor union or are covered by collective bargaining agreement.

Item 2. Properties

WNRG's corporate headquarters occupy approximately 13,400 square feet of office space in El Segundo, California under a sub-lease expiring on May 31, 2003. The primary leaseholder is Codec.com, Inc., a Delaware corporation.

Item 3. Legal Proceedings

On or about August 4, 2000, the Company and its President, Stephen Brown, were named as defendants in a complaint filed in the United States District Court, Central District of California (Western Division) by H.A.A., Inc., a New York corporation, Birdie Capital Corporation, a New York corporation, Forest Equities, a British Virgin Islands corporation, and Steven Berger (collectively "Plaintiffs") seeking to recover payment of $555,000 of Notes sold by the Company on March 1, 2000, which were due and payable on May 1, 2000, and a Note for $300,000 sold on March 16, 2000, which was due and payable on June 16, 2000, as well as, interest on the Notes, prejudgment interest, attorneys fees and costs. On or about October 16, 2000, a default judgment was entered by the Court against the Company and Steven Brown in the amount of $1,204,245.64.

The Company is attempting to continue an agreement to stay collection.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock, $0.001 par value per share (the "Common Stock"), has traded on the NASDAQ Over the Counter Bulletin Board (NASDAQ.OTC) under the symbol "WNRG" since the symbol change on February 16, 2000. Prior to the symbol change the Common Stock was trading under the symbol MMIC. The following table sets forth the high and low sales prices of the Common Stock as reported on the NASDAQ Over the Counter Bulletin Board for the periods indicated. Such prices are based on inter-dealer bid and asked prices without markup, mark down, commissions or adjustments and may not represent actual transactions.

2000                                                  High            Low
First Quarter                                      $  3.187       $  1.312
Second Quarter                                        1.562          0.125
Third Quarter                                         0.625          0.030
Fourth Quarter                                        0.625          0.070

                                     16
The closing price of the Common Stock as reported on the NASDAQ.OTC on March 30, 2001 was $0.085. As of March 30, 2001, there were approximately 465 shareholders of the Company's Common Stock.

Item 6. Management Discussion and Analysis of Financial Condition and Plan of Operation

The Following discussion and analysis of the financial condition and plan of operation of WorldNet Resource Group, Inc. and its subsidiaries (collectively "WNRG" or the "Company") should be read in conjunction with WNRG's consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors, including but not limited to, those set forth under "Risk Factors" and elsewhere in this report.

OVERVIEW

WorldNet Resource Group, Inc (f/k/a Multi-Media Industries, Inc.), a Utah corporation, was incorporated in 1981. In February 2000, the Company changed its name to WorldNet Resource Group, Inc. In January 2000, the current controlling shareholders acquired control of the Company, and re-organization followed shortly. The Company has since been involved in a diverse number of markets within, although not limited to, the Internet industry. The Company has actively acquired development stage entities for the purpose of building a portfolio of companies engaged in emerging markets. The Company plans to realize gains on its investments through the selective divestment of its subsidiaries to outside investors. In some cases, the Company will indefinitely operate the subsidiary until a favorable way of divesting it arises. WNRG adds value to its acquisitions by providing them with the following services: technology development, corporate development, management consulting, financial management, and administration. Each development stage entity has its own marketing and sales staff and will eventually have its own management team. The Company plans to further grow through mergers and acquisitions, new venture developments, and strategic alliances.

Below are acquisitions and new venture developments made by the Company for fiscal year 2000, and from January to May 2001:

Eccount
-------
On January 28, 2000 the Company, then known as Multi-Media Industries, acquired Eccount, an online rewards program provider, from Stephen Brown. The Company agreed to issue Stephen Brown 12,000,000 shares of Multi-Media Industries, after a reverse split on a 1 share for 12 shares, for the acquisition of Eccount. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. This transaction did not involve cash.

UltraVu
-------
On July 31, 2000, the Company issued 500,000 restricted common shares and on August 11, 2000, the Company issued 2,500,000 restricted common shares to acquire certain information in streaming technology, domain names, business concepts, business plans, industry contacts and know-how from its developers. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. This transaction did not involve cash. Stephen Brown, the Company President, received 2,500,000 shares of the restricted common stock. The remaining shares were issued to a non-affiliated party.
                                     17

UltraVu, Inc., a Nevada corporation, is a national provider of custom-formatted interviews primarily for corporate clients. The Company offers its services through its forty locations nationwide and through its streaming media technology and other web based products. The Company's key areas of focus are driven by its product offerings and service, which include the following: The Streaming Interview, CorporateVu Corporate Profile, CareerVu Streaming Resume, and DateVu (Video Dating Interview). The Streaming Interview product offers clients its forty locations in conducting preliminary interview, which will be streamed over a password secured extranet along with other value-added web-based products. CorporateVu is a medium of communication that allows corporate clients to showcase their company to a targeted audience (i.e. job seekers) through a customized video player over the Internet. CareerVu offers job seekers a two or three minute video overview of themselves and their career aspirations for the purpose of matching jobseekers and employers. The Company is providing dating services its DateVu product, a service that allows their clients a two or three minute video presentation of themselves over the Internet. Although DateVu targets a different market, the application of the technology is the same, for that reason DateVu is expected as an ancillary source of revenue.

SprocketMusic, Inc.
-------------------
On August 8, 2000, the Company issued of 4,500,000 to acquire certain domain names, business concepts, business plans, industry contacts and know how. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. No cash was received by the Company. Stephen Brown, the Company President, received 1,500,000 shares of the restricted common stock. The remaining shares were issued to a non-affiliated third party.

EnterTech Media Group, Inc.
---------------------------
On August 11, 2000, the Company issued 10,000,000 shares of its restricted common stock in exchange for 2,000,000 restricted shares of EnterTech Media Group, Inc., common shares. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. No cash was received by the Company. The Company plans to merge SprocketMusic with Entertech Media Group to form Igo Media. Igo Media will eventually organize itself into three reporting segments, which are: Igo Film, Igo Music, and Igo Radio.

MyMobileCity
------------
On August 21, 2000, the Company purchased 20% of the outstanding common stock of MyMobileCity for $500,000 to be paid through future funding. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

MyMobileCity currently offers its Mobile Messenger product, an application and service that allows businesses to reach their audiences on wireless devices. With the entry of a device number and carrier by the client's users, on a client branded page, user information is passed to a secure database hosted by MyMobileCity. The users' information is then processed with the current carrier protocols to allow high-speed message delivery via MyMobileCity's proprietary delivery network. The Mobile Messenger application is a complete solution, providing hosting of the customer registration, message set-up and delivery, and administrative and statistical tracking applications. Furthermore, device adaptation, carrier updates, database hosting, device updates and user support are handled transparently at MyMobileCity.

                                     18

AutoPoint
---------
On December 5, 2000, the AutoPoint domain name was purchased in exchange for 400,000 shares and $50,000 in cash. 200,000 of the issued WNRG shares were free trading, while the other 200,000 WNRG shares were restricted for one year. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company is currently in the process of developing and launching this entity. The $50,000 was not paid and the Company is being sued.

Corporate Interviewing Network, Inc.
------------------------------------
On April 6, 2001, pursuant to WNRG's Purchase Agreement of the Corporate Interviewing Network, Inc., the Company issued 320,000 restricted common shares to a non-affiliated third party as payment for the purchase. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company plans to merge UltraVu with the Corporate Interviewing Network, which will then serve as the platform for the Streaming Interviews product. This transaction did not involve cash.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through advances from stockholder, loans and private sales of our equity securities. As of December 31, 2000, we had bank overdraft of $27,218. For the year ended December 31, 2000, operating activities used net cash of $3,525,532 primarily from a net loss from operations of $11,481,956, which was offset by stock issued for compensation and depreciation and amortization.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $6,501,566 to $6,846,570 for the year ended December 31, 2000 from $345,004 for the year ended December 31, 1999. The increase was primarily due to increased business development and payroll expenses associated with the management team and additional support staff required by our growth.

Site development and content expenses increased to $117,052 for the year ended December 31, 2000. The increase was primarily due to increased payroll costs for site development and consulting fees for content management guidance.

Advertising and Marketing expenses increased to $56,449 for the year ended December 31, 2000. The increase is primarily due to considerable announcements made regarding activities of the Company and advertising agendas to uphold stock promotions and other investor relations expenses.

Loan fees were $1,780,000 for the year ended December 31, 2000. The increase was attributed from negotiation of various interest bearing notes for the purpose of covering operational expenses and the impending growth of the Company.

                                     19

Item 7. Financial Statements and Supplemental Data

                                      INDEX

WORLDNET RESOURCE GROUP, INC.
(f/k/a MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES

          Independent Auditors' Report                                  F-2

          Consolidated Financial Statements:

          Consolidated Balance Sheet                                    F-3

          Consolidated Statements of Operations                         F-5

          Consolidated Statement of Stockholders' (Deficit)             F-6

          Consolidated Statements of Cash Flows                        F-10

          Notes to Consolidated Financial Statements                   F-12








                                       F-1


                                 AJ. ROBBINS, PC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                              3033 EAST 1ST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
WorldNet Resource Group, Inc.
El Segundo, California

We have audited the accompanying consolidated balance sheet of WorldNet Resource Group, Inc., (f/k/a Mutli-Media Industries Corporation) as of December 31,
2000, and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldNet Resource Group, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, is in default on a judgement and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        AJ. ROBBINS, PC
                                          CERTIFIED PUBLIC ACCOUNTANTS
                                            AND CONSULTANTS
Denver, Colorado
May 17, 2001

                                       F-2

                          WORLDNET RESOURCE GROUP, INC.
          (f/k/a/ MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                               ==================

                                     ASSETS
                                     -------

CURRENT ASSETS:
  Cash                                                              $         85
  Prepaid expenses                                                        66,667
                                                                    ------------

     Total Current Assets                                                 66,752

EQUIPMENT, net                                                           193,010

INVESTMENTS                                                              565,383

OTHER ASSETS                                                              17,090
                                                                    ------------
                                                                    $    842,235
                                                                    ============






























           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       F-3

                          WORLDNET RESOURCE GROUP, INC.
          (f/k/a/ MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET (Continued)
                                DECEMBER 31, 2000
                               ==================

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

CURRENT LIABILITIES:
  Bank overdrafts                                                   $     27,218
  Accounts payable and accrued expenses                                  836,425
  Convertible notes payable                                               75,000
  Due to investments                                                     324,800
  Convertible debt in default                                          1,207,132
  Due to stockholders                                                    315,147
  Capital lease obligations, current portion                               9,910
                                                                    ------------
     Total Current Liabilities                                         2,795,632

CAPITAL LEASE OBLIGATIONS, net of current portion                         36,810
                                                                    ------------
     Total Liabilities                                                 2,832,442
                                                                    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' (DEFICIT):
  Preferred stock, $.001 par value; 50,000,000 shares
     authorized; no shares issued and outstanding                            -
  Common stock, $.001 par value; 100,000,000 shares
     authorized; 55,839,021 shares issued and
     outstanding                                                          55,839
  Additional paid-in capital                                          22,925,001
  Stock subscription receivable                                         (75,360)
  Reserved common stock, 350,000 shares                                   77,000
  Accumulated (deficit)                                             (24,972,687)
                                                                    ------------
  Total Stockholders' (Deficit)                                      (1,990,207)
                                                                    ------------
                                                                    $    842,235
                                                                    ============











           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       F-4

                          WORLDNET RESOURCE GROUP, INC.
          (f/k/a/ MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ======================================

                                                      Years Ended December 31,
                                                   -----------------------------
                                                        2000           1999
                                                   -------------- --------------
REVENUES                                           $       -      $       -
                                                   -------------- --------------

OPERATING EXPENSES:
  General and administrative                            6,846,570        345,004
  Depreciation and amortization                            23,517         61,156
  Loan fees                                             1,780,000         -
  Loss on impairment of assets                             -             812,000
  Failed acquisition costs                              1,000,448         -
  Loss on investments                                     767,593         -
                                                   -------------- --------------
       Total Operating Expenses                        10,418,128      1,218,160
                                                   -------------- --------------

(LOSS) FROM OPERATIONS                               (10,418,128)    (1,218,160)
                                                   -------------- --------------
OTHER INCOME (EXPENSE):
  Interest income                                           1,257         -
  Interest expense                                      (513,414)       (36,000)
  Loss on minority interest                              (44,823)         -
                                                   -------------- --------------
       Net other income (expense)                       (556,980)       (36,000)
                                                   -------------- --------------
(LOSS) FROM CONTINUING OPERATIONS                    (10,975,108)    (1,254,160)

(LOSS) ON DISCONTINUED OPERATIONS                       (506,848)         -
                                                   -------------- --------------
NET (LOSS)                                         $ (11,481,956) $  (1,254,160)
                                                   ============== ==============
NET (LOSS) PER COMMON SHARE BASIC AND DILUTED      $        (.37) $        (.37)
                                                   ============== ==============
Weighted Average Number of
  Common Shares Outstanding                            31,136,413      3,395,430
                                                   ============== ==============







           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       F-5


                          WORLDNET RESOURCE GROUP, INC.
          (f/k/a/ MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
               ==================================================

                                        Reserved     Stock
                                           Stock   Subscr-
              Common Stock    Additional   Under   iptions
          ------------------     Paid-In  Agree-    Recei-   Accumulated
              Shares  Amount     Capital    ment     vable      (Deficit)       Total
          ---------- ------- ----------- -------  -------- -------------- -----------
Balances,
December
31, 1998   3,293,326  $3,294 $13,261,959 $  -     $   -     $(12,098,611)  $1,166,642

Issuance
of common
stock for
debt           2,553       3       3,060    -         -            -            3,063

Sale of
common
stock        154,166     154     293,596    -         -            -          293,750

Issuance
of common
stock for
acquis-
ition
of Any-
thingSur-
plus.com     833,333     833     165,834    -         -            -          166,667

Issuance
of common
stock for
invest-
ments      1,833,333   1,833     364,834    -         -         (137,960)     228,707

Issuance
of common
stock for
services     275,000     275      54,725    -         -            -           55,000

Net (loss)
for the
year ended
December
31, 1999       -         -          -       -         -       (1,254,160) (1,254,160)
          ---------- ------- ----------- -------  -------- -------------- -----------

Balances,
December
31, 1999   6,391,711   6,392  14,144,008    -         -      (13,490,731)     659,669

Issuance
of common
stock for
services  10,012,778  10,013   2,358,276    -         -            -        2,368,289

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         F-6

                            WORLDNET RESOURCE GROUP, INC.
             (f/k/a/ MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) (Continued)
             ==============================================================

                                        Reserved     Stock
                                           Stock   Subscr-
              Common Stock    Additional   Under   iptions
          ------------------     Paid-In  Agree-    Recei-   Accumulated
              Shares  Amount     Capital    ment     vable      (Deficit)       Total
          ---------- ------- ----------- -------  -------- -------------- -----------

Sale of
common
stock        453,407     453     253,197    -         -            -          253,650


Issuance
of
common
stock
for
acquis-
ition
of
Eccount,
Inc.      12,000,000  12,000      11,500    -         -            -           23,500

Conver-
sion of
convert-
ible debt    520,833     521     499,479    -         -            -          500,000

Issuance
of common
stock for
loan fees    700,000     700   1,620,300    -         -            -        1,621,000

Issuance
of common
stock for
conversion
of accrued
expenses
and
salaries     164,170     164     245,660    -         -            -          245,824

Issuance
of common
stock for
debt         134,312     134     201,333    -         -            -          201,467

Issuance
of common
stock to
Chairman
for comp-
ensation   8,800,050   8,800   1,978,719    -         -            -        1,987,519

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         F-7
                            WORLDNET RESOURCE GROUP, INC.
             (f/k/a/ MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) (Continued)
            ===============================================================

                                        Reserved     Stock
                                           Stock   Subscr-
              Common Stock    Additional   Under   iptions
          ------------------     Paid-In  Agree-    Recei-   Accumulated
              Shares  Amount     Capital    ment     vable      (Deficit)       Total
          ---------- ------- ----------- -------  -------- -------------- -----------
Issuance
of common
stock and
common
stock
reserved
for failed
acquisition
of World-
Ag.com       750,000     750     421,500  77,000      -            -          499,250

Issuance
of common
stock for
services
to related
party      4,500,000   4,500     745,500     -         -           -          750,000

Issuance
of common
stock in
exchange
for
investment
in
Entertech
Media
Group,
Inc.      10,000,000  10,000     100,206     -         -           -          110,206

Issuance
of common
stock for
Autopoin-
t.com
domain
name         400,000     400      49,600     -         -           -           50,000

Sale of
common
stock
for stock
subscri-
ption
receivable 1,011,760   1,012      74,348     -    (75,360)         -             -


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            WORLDNET RESOURCE GROUP, INC.
             (f/k/a/ MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) (Continued)
             ==============================================================

                                        Reserved     Stock
                                           Stock   Subscr-
              Common Stock    Additional   Under   iptions
          ------------------     Paid-In  Agree-    Recei-   Accumulated
              Shares  Amount     Capital    ment     vable      (Deficit)       Total
          ---------- ------- ----------- -------  -------- -------------- -----------

Stock
based
compe-
nsation
for
consul-
tants         -       -           62,000     -        -            -           62,000

Value of
beneficial
conversion
feature of
note
payable       -       -          159,375     -         -           -          159,375

Net (loss)
for the
year ended
December
31, 2000      -       -             -        -         -     (11,481,956)(11,481,956)
          ---------- ------- ----------- -------  -------- -------------- -----------
Balances,
December
31, 2000  55,839,021 $55,839 $22,925,001 $77,000 $(75,360)  $(24,972,687)$(1,990,207)
          ========== ======= =========== =======  ======== ============== ===========




        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       WORLDNET RESOURCE GROUP, INC.
        (f/k/a MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  =======================================

                                                      Years Ended December 31,
                                                   -----------------------------
                                                        2000           1999
                                                   -------------- --------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
 Net (loss)                                         $(11,481,953)   $(1,254,160)
 Adjustments to reconcile net (loss) to
 net cash provided (used) by operations:
  Depreciation and amortization                            23,517         61,156
  Loss on impairment of assets                             -             812,000
  Stock issued for services                             2,368,289         55,000
  Beneficial conversion feature of
   convertible debt                                       159,375         -
  Stock based compensation to the Chairman              1,987,519         -
  Stock issued and issuable for failed acquisition        499,250         -
  Stock issued for services to related party              750,000         -
  Stock issued for domain name                             50,000         -
  Stock based compensation for services                    62,000         -
  Loss from minority interest                              44,823         -
  Failed acquisition costs                                250,000         -
  Stock issued for loan fees                            1,780,000         -
  Changes in:
   Advances to acquisition target                       (650,000)         -
   Other current assets                                  (66,667)         -
   Other assets                                          (17,090)         -
   Due from stockholder                                    29,912       (29,912)
   Accounts payable and accrued expenses                  658,275        176,311
   Bank overdrafts                                         27,218         -
   Accrued interest                                        -             (8,523)
                                                   -------------- --------------
     Cash Flows (Used) by Operating Activities        (3,525,532)      (188,128)
                                                   -------------- --------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

 Advances to AnythingSurplus.com                           -            (52,387)
 Write off of investments                                 979,849         -
 Write off of goodwill                                    150,540         -
 Purchase of equipment                                  (152,263)         -
 Cash paid for investment                                  -           (328,250)
                                                   -------------- --------------
     Cash Flows Provided (Used) by
     Investing Activities                                 978,126      (380,637)
                                                   -------------- --------------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          WORLDNET RESOURCE GROUP, INC.
           (f/k/a MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                =================================================

                                                      Years Ended December 31,
                                                   -----------------------------
                                                        2000           1999
                                                   -------------- --------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

 Sale of common stock                                     253,651        293,750
 Proceeds from convertible note payable                    75,000         -
 Proceeds from convertible debt                         1,355,000         -
 Increase to convertible debt for default judgement       352,132         -
 Loans payable to MyMobileCity.com                        500,000         -
 Payments of loan payable to MyMobileCity.com           (175,200)         -
 Cash paid for loan fees                                (159,000)         -
 Payments received for stock subscription receivable       20,000         -
 Repayment of note payable                                 -            (84,477)
 Advances from stockholders                               307,036        378,269
                                                   -------------- --------------
     Cash Flows Provided by Financing Activities        2,528,619        587,542
                                                   -------------- --------------
NET CHANGES IN CASH                                      (18,787)         18,777

CASH, beginning of period                                  18,872             95
                                                   -------------- --------------
CASH, end of period                                $           85 $       18,872
                                                   ============== ==============

See Note 12



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          WORLDNET RESOURCE GROUP, INC.
           (f/k/a MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ===========================================

NOTE 1 -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

History and Activity
--------------------
WorldNet Resource Group, Inc. (the Company or WNRG) was incorporated in Utah on April 10, 1981.

The Company, previously reporting as a development stage enterprise, commenced operations during the year ended December 31, 1997, and earned revenues in connection with a production agreement with a related party.

Management discontinued plans to market its music library. WNRG is a holding company which engages in developing companies in different markets. WNRG currently consists of the following:

       Name                   Ownership  Business             Accounting
       ----                   ---------  --------             ----------
Sprocket Music, Inc.          100%       Record label         Consolidated
UltraVu, Inc.                 100%       Streaming media      Consolidated
Streaming Interviews, Inc.    100%       On line employment
                                           recruiting         Consolidated
Corp. Interviewing
 Network, Inc.                100%       On line employment
                                           recruiting         Consolidated
AnyThingSurplus, Inc.         100%       Inactive             Consolidated
Eccount, Inc.                 100%       Inactive             Consolidated
 Entertech Media Group,
   Inc.                                   10%                 Movie Titles
       Cost
MyMobileCity, Inc.             20%       Wireless application Equity

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Equity Investment
-----------------
The Company accounts for its 20% equity investment under the equity method. The Company's share of earnings is included in income as earned. During the years ended December 31, 1999 and 2000, earnings from the Company's equity investment were immaterial.

Other Investments
-----------------
The Company accounts for other investments at fair value which approximates cost at December 31, 2000.

Reverse Stock Split
-------------------
In January 2000 the Company's Board of Directors approved a one for twelve reverse split of the outstanding common shares of the Company. All per share amounts have been restated to reflect the reverse stock split.
                                    F-12

                       WORLDNET RESOURCE GROUP, INC.
        (f/k/a MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ===========================================

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Name Change
-----------
In January 2000 the Company changed its name from Multi-Media Industries Corporation to WorldNet Resource Group, Inc.

Equipment
---------
Equipment is carried at cost and depreciated on a straight-line basis over the estimated useful lives of five to ten years. Depreciation expense was $23,517 and $932 for the years ended December 31, 2000 and 1999, respectively.

Advertising Expenses
--------------------
The Company expenses advertising costs as incurred. During the years ended December 31, 2000 and 1999 the Company had $59,400 and $-0- in advertising costs, respectively.

Fair Value of Financial Instruments
-----------------------------------
Fair value of financial instruments approximate carrying value due to the short maturity of the instruments. Fair value of notes payable was based upon current borrowing rates available for financings with similar maturities.

Goodwill
--------
The Company amortizes costs in excess of the fair value of net assets of businesses acquired (goodwill) using the straight-line method over the estimated recovery periods, generally five years. Recoverability is reviewed annually (or sooner), if events or circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the undiscounted net cash flows of the assets, to which goodwill applies, to the net book value including goodwill of those assets. The analysis involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. In 2000 the Company determined the goodwill associated with AnythingSurplus to be unrecoverable and was reduced to $-0-.

Use of Estimates in the Preparation of Consolidated Financial Statements
------------------------------------------------------------------------
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.



                       WORLDNET RESOURCE GROUP, INC.
        (f/k/a MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ===========================================

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences.

The Company has a net operating loss carryforward in excess of $15,000,000, expiring in 2017- 2020. Since it is more likely than not that the Company will not utilize the net operating loss in the near term, a valuation allowance equal to the deferred tax asset, which consisted primarily of the net operating loss carryforwards, has been provided. Upon a change in control, the net operating loss carryforward may be limited.

Earnings Per Common Share
-------------------------
Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) was issued in February 1997 (effective for financial statements issued for periods ending after December 15, 1997). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share", and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS is not presented since the computation is anti-dilutive.

Stock Based Compensation
------------------------
The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees. The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method, and to furnish the proforma disclosures required by SFAS 123.

Impairment of Long-Lived Assets
-------------------------------
The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized.

Recently Issued Accounting Pronouncements
-----------------------------------------
In 1999 the FASB issued Statement No. 133, Accounting for Deriviative Instruments and Hedging Activities. The adoption by the Company of Statement 133 did not impact the Company's financial statements.

The Securities and Exchagne Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued
SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

                       WORLDNET RESOURCE GROUP, INC.
        (f/k/a MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ===========================================

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification
----------------
Certain amounts reported in the Company's financial statements for the year ended December 31, 1999 have been reclassified to conform to the current year presentation.

NOTE 2 - GOING CONCERN AND MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception, has a working capital deficit, a significant accumulated deficit and has defaulted on $855,000 convertible debt which resulted in a $1,207,000 default judgement. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, and/or obtain financing as may be required. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On May 8, 2001 Streaming Interviews, Inc. (SII), a 100% owned subsidiary of the Company, (also known as Corporate Interviewing Network, Inc.) signed a letter of intent with an investment firm (IF) for the following: SII will merge into a publicly traded shell company and IF will provide for seed funding of $1,250,000 plus warrants to acquire an additional equity interest for an additional $1,250,000 for twice the original investment price. After the completion of the transaction, the Company will own approximately 40% of SII. SII intends to use some of the proceeds to repay some of the debt owed to the Company and will absorb a larger share of the Company overhead.

NOTE 3 - ACQUISITIONS AND SIGNIFICANT TRANSACTIONS

AnythingSurplus.Com
-------------------
During December 1999, the Company acquired 100% of the common stock of AnythingSurplus.com, Inc. ("AnythingSurplus"), in exchange for 833,333 shares of the Company's restricted common stock. Two entities, which are controlled by two of the majority stockholders of the Company ("Majority Stockholders") one of whom was the Company's President, owned an aggregate of 40% shares of AnythingSurplus. The purchase price amount in excess of the Majority Stockholders' historical cost basis has been reflected as a distribution to the stockholders and reduction of the purchase price. AnythingSurplus was formed on September 30, 1999 and has had minimal operations to date.

The Company had advanced $100,000 to AnythingSurplus during 1999 as required by the stock purchase agreement. No further advances were made during 2000 due to management's decision to terminate this business and write off the goodwill associated with this transaction.

The purchase price was allocated as follows:

                    Furniture and fixtures             $   16,288
                    Stockholder receivable                 47,612
                    Advances forgiven                   (100,000)
                    Goodwill                              150,540
                    Distributions to stockholders          52,227
                                                       ----------
                    Value of stock issued              $  166,667
                                                       ==========

                       WORLDNET RESOURCE GROUP, INC.
        (f/k/a MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ===========================================

NOTE 3 - ACQUISITIONS AND SIGNIFICANT TRANSACTIONS (Continued)

Hall of Fame Partners, Inc.
---------------------------
During December 1999, the Company acquired 20% the outstanding common stock of Hall of Fame Partners, Inc. (Hall of Fame), in exchange for 833,333 shares of the Company's restricted common stock valued at $.20 per share and $262,000 cash. Two entities, which are controlled by two of the majority stockholders of the Company, one of whom was the Company's President, own an aggregate of 20% of the shares of Hall of Fame. The purchase price amount in excess of the majority stockholders' historical cost basis has been reflected as a distribution to the stockholders and reduction of the purchase price. The investment was written off in 2000.

Auctionfun.com, Inc.
--------------------
During December 1999, the Company acquired 5% of the outstanding shares of Auctionfun.com, Inc. (Auctionfun) in exchange for 1,000,000 shares of the Company's restricted common stock valued at $.20 per share and approximately $437,000 in cash. The investment was written off in 2000.

Eccount, Inc.
-------------
During January 2000, the Company acquired 100% of the outstanding shares of Eccount, Inc. in exchange for 12,000,000 shares of the Company's restricted common stock. Eccount was owned by the Company's Chairman of the Board.
By exchanging 12,000,000 shares of the Company's restricted common stock, there was a change in control of the Company. Eccount is currently inactive.

Car Rental Direct.com, Inc.
---------------------------
During February 2000, the Company entered into a letter of intent to purchase all of the outstanding stock of Car Rental Direct.com, Inc. (CRD), an internet based car rental service. The Company was to fund CRD with $5 million and common stock of the Company valued at $3 million. The Company advanced $650,000 to CRD pending the completion of the acquisition. The acquisition was not completed and in May 2000, the Company sold its $600,000 receivable from CRD to an unrelated third party for a $600,000 non-interest bearing promissory note. The Company received payments of $200,000 on May 12, 2000 and May 17, 2000, and the remaining payment of $200,000 was due on June 24, 2000. The payments were made directly to the Company's Chairman of the Board of Directors as repayments of advances he made to the Company. The balance due of $200,000 has been valued at $-0-.


                       WORLDNET RESOURCE GROUP, INC.
        (f/k/a MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ===========================================

NOTE 3 - ACQUISITIONS AND SIGNIFICANT TRANSACTIONS (Continued)

WorldAg.com, Inc.
-----------------
During March 2000, the Company entered into a letter of intent with Hagen Marketing and Communications, Inc. (Hagen) to form a joint venture called WorldAg.com, Inc. (WorldAg), a company which will sell agricultural and related industry products over the internet. During April 2000, the Company entered into a development agreement with Hagen to design and build the WorldAg.com website to be owned 60% by the Company and 40% by Hagen. The Company was to fund WorldAg with $200,000, payable in six equal monthly installments and to pay the rental costs for WorldAg at the Company's corporate headquarters. In addition, the Company was to issue 750,000 shares of its common stock and grant a warrant to purchase an additional 750,000 shares at $1.00 expiring three years from the date of the agreement to the principals of Hagen. On February 9, 2001 the Company rescinded the agreement and in settlement transferred the original 750,000 shares of common stock, an additional 350,000 shares together with it's ownership of a subsidiary whose only assets were a music library and inventory.

Corporate Interviewing Network, Inc.
------------------------------------
On April 6, 2001, the Company acquired Corporate Interviewing Network, Inc.
(CIN) a corporation in the business of connecting employers and job seekers through web based streaming interviews. The Company issued 320,000 shares of its common stock, valued at $57,600 for all the outstanding common stock of CIN. The previous owner of CIN has been employed for an annual salary of $125,000 and received an additional 776,540 shares of the Company's common stock valued at $139,777 as a signing bonus. The purchase price has been allocated as follows:

               Cash                      $     141
               Accounts receivable           4,277
               Equipment                    32,045
               Accounts payable           (91,537)
               Goodwill                    112,674
                                         ---------
               Value of stock issued     $  57,600
                                         =========

Autopoint.com
-------------
On November 27, 2000 the Company agreed to purchase the domain name "Autopoint.com" for $50,000 in cash and 400,000 shares of the Company's common stock valued at $50,000. The $50,000 was not paid, the Company is being sued and has recognized the liability.

My MobileCity, Inc.
-------------------
On September 8, 2000 the Company purchased 20% of the outstanding stock of My Mobile City, Inc.(City), which owns the domain name "MyMobileCity.com", for $500,000 to be paid through funding operations of City. The Company intends to develop a wireless application service provider.

                                    F-17
                       WORLDNET RESOURCE GROUP, INC.
        (f/k/a MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ===========================================

NOTE 3 - ACQUISITIONS AND SIGNIFICANT TRANSACTIONS (Continued)

EnterTech Media Group, Inc.
---------------------------
On August 10, 2000 the Company acquired 2,000,000 shares of EnterTech Media, Inc., a high definition digital video company, (approximately 10%) in exchange for 10,000,000 shares of the Company's common stock. On March 13, 2001 the Company acquired additional shares to bring its total holdings to 65% in exchange for an additional 5,000,000 shares of the Company's common stock together with warrants for another 5,000,000 shares exercisable at $.20 per share.

NOTE 4 - EQUIPMENT

Equipment consisted of the following:
                                                              December 31,
                                                                   2000
                                                               ------------
Furniture and equipment                                        $     81,813
Office and computer equipment                                        97,253
Leasehold improvements                                               35,976
                                                                    215,042
Less accumulated depreciation                                        22,032
                                                               ------------
                                                               $    193,010
                                                               ============

NOTE 5 - IMPAIRMENT OF ASSETS

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

During 1999 the Company adjusted the carrying value of certain record masters which it owned, resulting in a reduction of the asset and a charge to operations of $812,000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Investor Relations
------------------
The Company has entered into a number of agreements with consultants to assist with locating merger candidates, structuring acquisitions, financing structuring, public relations and locating potential investors. Compensation has generally been paid by issuing stock.

Subsequent to December 31, 2000 the Company issued 16,500,000 shares of its common stock valued at $1,813,000 for various consulting services.

                       WORLDNET RESOURCE GROUP, INC.
        (f/k/a MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ===========================================

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements
---------------------
During 2000 the Company entered into employment agreements with certain executives that provide for annual salaries ranging from $55,000 to $200,000 and granted 1,500,000 stock warrants to purchase the Company's common stock at $.06 per share. Certain of these agreements shall automatically renew if employment continues.

Future obligations of minimum salary payments are as follows:

                         Year Ended December 31,
                                2001              $    579,584
                                2002                   150,000
                                                  ------------
                                                  $    729,584
                                                  ============

Insurance
---------
The Company does not maintain insurance to cover damages from fire, flood or other casualty losses. Costs resulting from uninsured property losses will be charged against income upon occurrence. No amounts for uninsured casualty property losses were charged to operations for the years ended December 31, 1999 and 2000.

Office Space
------------
The Company utilized nominal office space in Salt Lake City, Utah and Montvale, New Jersey provided by stockholders of the Company at a minimal charge.

On June 1, 2000 the Company entered into a lease for office space in El Segundo, California ending May 31, 2003. Monthly payments under the lease begin at $12,730 increasing to $13,400. Future minimum payments are as follows:

               December 31, 2001                  $  153,430
               December 31, 2002                     160,800
               December 31, 2003                      67,000
                                                  ----------
               Total                              $  381,230
                                                  ==========

NOTE 7 - CAPITALIZED LEASE OBLIGATIONS

The Company leases furniture and equipment under a capitalized lease expiring in May 2003. The assets have been recorded at the lower of the present value of the minimum lease payments or their fair value and are depreciated over the assets' estimated useful lives.

Minimum future lease payments under the capital leases as of December 31, 2000 are as follows:

          Year ended December 31,
                    2001                                    $   44,276
                    2002                                        44,276
                    2003                                        18,449
                                                            ----------
          Total minimum lease payments                         107,001
          Less amount representing interest                     60,281
                                                            ----------
          Present value of net minimum lease payments
          With interest at approximately 80%                    46,720
          Less current portion                                   9,910
                                                            ----------
                                                            $   36,810
                                                            ==========

As of December 31, 2000 furniture and fixtures includes $31,825 and office and computer equipment includes $18,585 acquired through a capital lease. Accumulated depreciation related to these assets was $523.
                                    F-19

                       WORLDNET RESOURCE GROUP, INC.
        (f/k/a MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ===========================================

NOTE 8 - RELATED PARTY TRANSACTIONS

In addition to transactions with related parties discussed throughout the notes to consolidated financial statements, the following related party transactions have taken place:

Stockholder Advances
--------------------
During the year ended December 31, 2000, advances made to or from the Chairman and majority stockholder and to or from the Company are non-interest bearing and due on demand.

During 1999, the Company received advances of $357,669 from two stockholders, one of whom was a company controlled by the Company's former President. The loans are unsecured and non-interest bearing and are due on demand.

NOTE 9 - CONVERTIBLE NOTES AND DEFAULT

On February 3, 2000, the Company sold an 8% Series A Senior Subordinated Convertible Redeemable Debenture due on February 3, 2002 with a face amount of $500,000. The Company paid loan fees of approximately $65,000 in cash. Interest was payable at 8% per annum. The notes were converted into 520,835 shares of common stock in February 2000.

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

Both this note and the convertible notes are in default. Judgement has been given to the creditors for $1,207,000 which includes $352,000 of accrued interest. The Company is attempting to continue an agreement to stay collection.

During 2000 the Company entered into a promissory note, which included a
beneficial conversion feature at a rate less than market value.   The
promissory note is convertible to common stock at $.12. The Company recognized additional interest costs related to the beneficial conversion feature of $159,375 during the year ended December 31, 2000.

NOTE 10 - DISCONTINUED OPERATIONS

The Company discontinued its plans to market its music library and transferred ownership of the subsidiary to a third party in settlement of a rescission of a joint venture.


                       WORLDNET RESOURCE GROUP, INC.
        (f/k/a MULTI-MEDIA INDUSTRIES CORPORATION) AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ===========================================

NOTE 11 - BUSINESS RECAPITALIZATION AND RESTATEMENT

On February 7, 2000, the Company was acquired by Navitec Group, Inc (Navitec) a public corporation.

The stock exchange transaction is treated as an acquisition by the Company of the net tangible book value of the assets of Navitec at the date of acquisition, which was minimal. Operating results of Navitec for all periods prior to the date of its acquisition were immaterial.

The Company issued 69,444 shares of common stock valued at $13,889 and paid $150,000 in consulting fees in conjunction with the acquisition of Navitec.

NOTE 12 - SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
          ACTIVITIES

During April 1999, accrued expenses totaling $3,063 were exchanged for 2,553 fully paid, non-assessable common shares of WNRG as payment in full.

NOTE 13 - SUBSEQUENT EVENTS

In addition to the shares of common stock issued after year end in Note 7, the Company sold 6,500,000 shares of common stock for $325,000 in cash.


















Item 8. Changes in Accountant

The Company filed a report on Form 8-K dated March 15, 2001 reporting that the Company's independent auditors, A.J. Robbins PC, were terminated. The Company were to engaged Singer, Lewak, Greenbaum and Goldstein LLP as its new independent auditors, but were subsequently declined on March 20, 2001. The Company reinstated A.J. Robbins PC as its independent auditors in April 2001.

PART III

Certain information required by Part III is omitted from this report in that the registrant will file a Definitive Proxy Statement pursuant to Regulation 14A ("Proxy statement") not later that 120 days after the filing of this 10-KSB.

Item 9. Directors and Executive Officers of the Registrant

Our current executive officers and directors are set forth below:

     Name                     Age       Position
     Stephen Brown            45        Chief Executive Officer,
                                        President, and Chairman of
                                        The Board

     David Cronshaw           40        Chief Technology Officer

     Noel Navarro             29        Chief Financial Officer,
                                        Treasurer, and Secretary

     Samy Salem               72        Director, Chairman of the
                                        Audit Committee

Directors are elected to serve indefinitely. Mr. Salem serves as a director since June 1, 2000. Other than WNRG stock payments, non-employee directors do not currently receive cash remuneration for their services as such, but may be reimbursed for expenses incurred in connection therewith, such as the cost of travel to Board meetings. Officers serve at the pleasure of the Board of Directors until their successors have been elected and have qualified. The Audit Committee has the authority to recommend annually to the Board of Directors the engagement of our independent auditors and to review the scope and results of the audits, our internal controls, our audit practices and the professional services furnished by the independent auditors.

Mr. Brown has served as the Chief Executive Officer and Chairman of the Board since May 2000. Prior to joining the Company Mr. Brown was the founder, Chief Executive Officer, and Chairman of Vidnet.com, the first entertainment Web site with a comprehensive interactive music video library as well as a vast selection of movie previews and clips of extreme sports programming. He served Vidnet.com as their CEO from 1996 to May 2000; and from 1988 to 1996, he founded an independent record company. His record label was a force in the independent record industry for eight years before Mr. Brown's focus turned to other entrepreneurial ventures. Mr. Brown's experience in entrepreneurship, development and management of businesses in the new media, technology and entertainment industries spans over fifteen years. Mr. Brown is also an accomplished professional athlete. He played in the NHL for seven years before injuries forced his retirement. Mr. Brown graduated with honors from Easingwold Technical Institute in Yorkshire, England with a degree in Commercial Design.

                                       42

Mr. Cronshaw was appointed Chief Technology Officer in January 2001. Prior to joining the Company Mr. Cronshaw served as the Chief Technology Officer of Zap2it.com, the online entertainment division for Tribune Media Services. Zap2it.com is a leading entertainment information site featuring television listings and movie showtimes, targeting both business-to-business and consumers. Prior to Zap2it.com, Mr. Cronshaw conceptualized and founded UltimateTV in 1994 when the Internet industry was in its infancy. UltimateTV was the Internet's first commercial online Web site dedicated to television. He built and led the company for five years until Tribune Media Services purchased it. Tribune Media Services then requested he further develop and manage the operations of UltimateTV. As a direct result of his efforts, Microsoft became interested with UltimateTV and eventually purchased the UltimateTV name and trademark in May 2000 from Tribune Media Services. Mr. Cronshaw also held management positions for KCAL-TV, Fox11 and Delco Electronics. He holds a Bachelor of Science degree in Electrical Engineering and Computer Architecture from University of California, Santa Barbara.

Mr. Navarro has served as the Treasurer and Chief Financial Officer of the Company since January 2001. Prior to his appointment, he was the Vice President of Finance and Treasurer of the Company starting March 2000. Mr. Navarro was previously the corporate controller for Vidnet.com. At Vidnet.com, he also oversaw all business planning, corporate finance, SEC reporting, financial and management accounting functions of the company. He was also involved in the company's capital formation and corporate governance. His financial management experience includes positions at Falcon Cable, Charter Communications, and Wilshire Associates. Mr. Navarro graduated with a Bachelor of Arts degree in Business Economics and Accounting from University of California, Santa Barbara.

Mr. Salem served as the President and Chairman of the Board for Multi-Media Industries prior to the re-organization of the Company in February 2000. He has remained as a Director and as Chairman of the Audit Committee. Mr. Salem brings over fifty years of experience working in finance and banking from across the globe. He is a consultant specializing in corporate finance, investment management and financial engineering. Currently Mr. Salem is the President of International Yield Enhancement Services, Inc., a money management and financial consulting company. He specializes in market neutral strategies, and consults both financial institutions and private investors in developing hedging strategies using futures, options, warrants and convertible securities. Prior to his association with International Yield Enhancement Services, Inc. and WNRG, Mr. Salem was involved with various NYSE member brokerage firms for over eighteen-years. He also held management positions in finance for Zilkha Organization, an international banking firm, in their offices in Cairo, Paris and New York. Mr. Salem received his education in Victoria College in Cairo, Egypt.

Item 10. Executive and Director Compensation

The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

Item 12. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

                                       43

Item 13. Exhibits and Reports


Exhibits  Description                                                  Location
No.
--------  --------------------------------------------------          ----------
1.1       Acquisition Agreement for MyMobileCity                       Attached

1.2       Acquisition Agreement for Corporate
            Interviewing Network

1.3       Acquisition Agreement for Entertech Media Group              Attached

1.4       Acquisition Agreement for Sprocket Music

1.5       Acquisition Agreement for UltraVu

1.6       Articles of Incorporation for UltraVu

1.7       Convertible Promissory Note with Long Peaks
          Investment LLC                                               Attached








                                       44


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



Dated:                               WorldNet Resource Group, Inc.
                                     a Utah corporation

                                     By: /s/ Stephen Brown
                                         ------------------------------------
                                     Stephen Brown
                                     Chief Executive Officer, President
                                     And Director


                                     By: /S/ Noel Navarro
                                         ------------------------------------
                                     Noel Navarro
                                     Vice President, Secretary, Treasurer and
                                     Chief Accounting Officer









                                       45






