Form 10QSB
period 2001-03-31
WORLDNET RESOURCES GROUP INC
filed 2001-09-25
CIK 1099136

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB
               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
    March 31, 2001                                           0-28225

                       WORLDNET RESOURCE GROUP, INC.
                       ------------------------------
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                   ------
               (State or other jurisdiction of incorporation
                              or organization)

                                 91-2063237
                                 ----------
                    (I.R.S. Employer Identification No.)

                      1601 Cloverfield Blvd. 2nd Floor
                      -------------------------------
                       Santa Monica, California 90404
                     ----------------------------------
                  (Address of principal executive offices)

                               (310) 460-3492
                               --------------
            (Registrant's telephone number, including area code)

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

     Common stock, par value $.001; 102,340,679 shares outstanding as of September 21, 2001



                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              WORLDNET RESOURCE GROUP, INC., AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        ----------------------------

       ASSETS
       ------
                                                 December 31,    March 31,
                                                     2000         2001
                                                ------------- -------------
CURRENT ASSETS
  Cash                                          $         85  $        485
  Prepaid expenses                                    66,667        43,667
                                                 ------------  ------------
       Total Current Assets                           66,752        44,152
                                                 ------------  ------------
PROPERTY AND EQUIPMENT, net                          193,010       187,429

INVESTMENTS                                          565,383       565,383

OTHER ASSETS                                          17,090        17,090
                                                 ------------  ------------
                                                 $   842,235   $   814,054
                                                 ============  ============
       LIABILITIES AND STOCKHOLDERS' (DEFICIT)
       ---------------------------------------

CURRENT LIABILITIES
  Bank Overdrafts                               $     27,218  $     27,721
  Accounts Payable and Accrued Expenses              836,425     1,166,741
  Convertible Notes Payable                           75,000       125,000
  Due to Stockholders                                315,147       195,958
  Due to Investments                                 324,800       237,873
  Convertible Debt in Default                      1,207,132     1,207,132
  Capital Lease Obligation, Current Portion            9,910         9,910
  Contingent Liability                                     -        37,086
                                                 ------------  ------------
       Total Current Liabilities                   2,795,632     3,007,421

Capital Lease Obligations,
  net of current portion                              36,810        36,810
                                                 ------------  ------------
       Total Liabilities                           2,832,442     3,044,231
                                                 ------------  ------------




                                 Continued
                       WORLDNET RESOURCE GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------

                                                 December 31,    March 31,
                                                     2000         2001
                                                ------------- -------------
STOCKHOLDERS' (DEFICIT)
  Preferred Stock, $.001 Par Value;
     50,000,000 Shares Authorized; No Shares
     Issued and Outstanding                               -             -
  Common Stock, $.001 Par Value;
     100,000,000 Shares Authorized; 55,839,021
     and 71,759,000 Shares Issued and
     Outstanding                                      55,839        71,759
  Additional Paid-in Capital                      22,925,001    24,518,081
  Stock Subscription Receivable                      (75,360)     (291,360)
  Reserved Common Stock, 350,000 Shares               77,000           -
  Accumulated (Deficit)                          (24,972,687)  (26,528,657)
                                                 ------------  ------------
       Total Stockholders' (Deficit)              (1,990,207)   (2,230,177)
                                                 ------------  ------------
                                                 ------------  ------------
                                                $    842,235  $    814,054
                                                 ============  ============
















               See Accompanying Notes to Financial Statements

               WORLDNET RESOURCE GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------

                                                        For the Three
                                                         Months Ended
                                                            March 31,
                                                      2001        2000
                                                  ------------ ------------
SALES                                              $       -   $        -

COST OF GOODS SOLD                                         -            -
                                                  ------------ ------------
GROSS PROFIT                                               -            -
                                                  ------------ ------------
OPERATING EXPENSES:
  General and Administrative                        1,550,302      366,632
  Depreciation and Amortization                        10,863       27,114
                                                  ------------ ------------
       Total Operating Expenses                     1,561,165      393,746
                                                  ------------ ------------
OTHER INCOME (EXPENSES)
  Amortization of Loan Fees                                -      (537,167)
  Interest Income                                       5,195          887
                                                  ------------ ------------
       Total Other (Expenses) Income                    5,195     (536,280)
                                                  ------------ ------------
                                                  ------------ ------------
NET (LOSS)                                        $(1,555,970) $  (930,026)
                                                  ============ ============
NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                 $     (0.02) $     (0.06)
                                                  ============ ============
                                                  ------------ ------------
Weighted Average Number of Common Shares           63,799,010   15,309,104
                                                  ============ ============


               See Accompanying Notes To Financial Statements

               WORLDNET RESOURCE GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   --------------------------------------

                                                          For the Three Months Ended
                                                          ---------------------------
                                                                  March 31,
                                                          ---------------------------
                                                              2001          2000
                                                          ------------- -------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net (Loss)                                               $(1,555,970)  $  (930,026)
  Adjustments to Reconcile Net (Loss) to Net
   Cash Provided (Used) by Operations:
     Depreciation and Amortization                              10,863        27,114
     Stock Issued for Services                                 804,077        55,002
     Stock Issued for Loan Fees                                    -        378,167
     Changes In:
       Prepaid Expenses                                         23,000            -
       Accounts Payable and Accrued Expenses                   330,316        87,457
       Advances to Acquisition Target                              -        (600,000)
       Bank Overdraft                                              503            -
       Due to/from Stockholder                                 (21,105)      (29,442)
       Other Liabilities                                        37,086            -
                                                          ------------- -------------
       Cash Flows Provided (Used) by
       Operating Activities                                   (371,230)   (1,011,728)
                                                          ------------- -------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of Equipment                                        (16,443)       (8,107)
  Cash Paid for Investments                                         -       (439,608)
  Collection of Notes Receivable                                    -         20,000
                                                          ------------- -------------
       Cash Flows Provided (Used) by
       Investing Activities                                    (16,443)     (427,715)
                                                          ------------- -------------


                                -Continued-



               WORLDNET RESOURCE GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   --------------------------------------

                                                          For the Three Months Ended
                                                          ---------------------------
                                                                  March 31,
                                                          ---------------------------
                                                              2001          2000
                                                          ------------- -------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Sale of Common Stock                                    $    425,000  $    153,651
  Proceeds from Convertible Note Payable                        50,000            -
  Proceeds from Short Term Debt                                     -      1,355,000
  Payments of Loan Payable to Mymobilecity.com                 (86,927)           -
  Repayment of Advances from Stockholders                           -        (69,035)
                                                          ------------- -------------
       Cash Flows Provided (Used) by
       Financing Activities                                    388,073     1,439,616
                                                          ------------- -------------
NET CHANGES IN CASH                                                400           173

CASH, BEGINNING OF PERIOD                                           85        18,872
                                                          ------------- -------------
CASH, END OF PERIOD                                       $        485  $     19,045
                                                          ============= =============















               See Accompanying Notes to Financial Statements



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

     The results for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes included in the Company's 10K-SB filed with the Securities and Exchange Commission on May 23, 2001.

     Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform to the current year presentation. These reclassifications had no effect on results of operations or retained earnings as previously reported.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

The Following discussion and analysis of the financial condition and plan of operation of WorldNet Resource Group, Inc. and its subsidiaries (collectively "WNRG" or the "Company") should be read in conjunction with WNRG's consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, including but not limited to, those set forth under "Risk Factors re" as mentioned in the Company's year-end 2000 10-KSB filling.

When used in this 10-QSB and elsewhere by management or WorldNet Resource Group, Inc. from time to time, the words "expect," "estimate," "anticipate," "predict," "believe," "plans" and similar expressions are intended to identify forward-looking statements concerning economic performance, future financial condition, and the Company's business operations. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, customer actions and other factors discussed in this filing and other filings with the Securities and Exchange Commission (the "SEC"). These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Furthermore, the Company cannot give assurance regarding returns to investors, and actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

WorldNet Resource Group, Inc., a Utah corporation, and its subsidiaries (collectively the "Company" or "WNRG") was involved in streaming media, wireless media, e-commerce and entertainment. The numerous subsidiaries owned by WNRG are all development or concept stage enterprises. The product and service offerings of these subsidiaries are engaged in a number of diverse markets related, but not limited, to the Internet industry. Prior to the 1st Quarter 2001, the Company was actively acquiring development stage entities for the purpose of building a portfolio of companies engaged in emerging markets. The Company planned to realize gains on its investments through the selective divestment of its subsidiaries to outside investors. WNRG added value to these acquisitions by providing them with the following services: technology development, corporate development, management consulting, financial management, and administration. Each development stage entity had its own management team.

In response to the market slow down that started during the latter part of the 4th quarter 2000 the Company has decided to re-focus itself. As of the 1st quarter 2001 the company is narrowing down its focus from having seven different business units, involved in seven different markets, and managed by different management teams to one or two business units, involved in a specific market and managed by a centralized team. The Company will still pursue its growth strategy of mergers and acquisitions, new venture developments, and strategic alliances to achieve its interest but limited to a specific industry or niche. The management team believes that they will have a competitive advantage in the streaming media niche given their strong background in that sector. After the 1st Quarter 2001 the Company will continue to develop certain business units in their portfolio that are specifically involved in streaming media. These business units will be integrated to form one or two companies, while at the same time other business units will be retired. As of the 1st Quarter 2001 the Company is still evaluating and analyzing each business unit that will ultimately determine which entity will be retired or integrated.

ANALYSIS

The Company's financial statements reflect the results of operations of its seven subsidiaries. Results of operation from Corporate Interviewing Network, a subsidiary mentioned in the year ending December 31, 2000 10KSB, was not consolidated because this acquisition has not yet been finalized as of this date.

     Results of Operations
     ---------------------
     The Company had zero revenue as of the 1st Quarter 2001. All major financial transactions during the quarter can be classified into six categories, which are: salary expense, consulting services for stock exchange, sale of stock, accounts payable and accrued expenses increase, notes payable increase, and related party transactions.

     Salary expense accounted for approximately 20% of total expenses for the period ending March 31, 2001 or $307,415 for 10 employees. $140,001 of the $307,415 salary expense is classified as accrued salaries. Related payroll taxes have not been paid as of July 31, 2001.

     Consulting services for stock exchange accounted for approximately 52% of total expenses or $804,000, all of which were for stock promotions paid to an unrelated third party.

     Sale of stock accounted for 82% of total stock issuance for the quarter or 21,550,000. Cash proceeds from the sale of stock amounted to $425,000.


     Accounts payable and accrued expenses increased from $836,425 in December 31, 2000 to $1,166,741 in March 31, 2001. The increase is due to 51% increase in accounts payable, while the remaining 49% are accounts payable from the previous quarter that has remained largely unpaid.

     Notes payable also increase by approximately 25%; the total proceeds from Notes payable amounted to approximately $295,000.

     Liquidity and Capital Resources
     -------------------------------
     Cash Flow Used by Operating Activities during the 1st quarter 2001 amounted to $371,230. While, consolidated financing activities provided cash of approximately $388,073 during the quarter.

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

Item 2. Changes in Securities

No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified. The following securities were issued by the Company since January 1, 2001. On January 8, 2001, the Company entered into certain Stock Purchase Agreement whereby the Company sold 1,000,000 shares of its restricted common stock to investors for $50,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Section 10-5-9(13) of the Georgia Securities Act of 1973. The shares were deemed restricted securities as that term is defined in Rule 144(a)(3) of the rules promulgated under the Securities Act of 1933 and bore the appropriate restrictive legend. In addition to said restrictive legend, the shares also bore the following legend: " THESE SECURITIES HAVE BEEN ISSUED OR SOLD IN RELIANCE ON PARAGRAPH (13) OF CODE SECTION 10-5-9 OF
THE  GEORGIA SECURITIES ACT OF 1973,   AND MAY NOT BE SOLD OR TRANSFERRED
EXCEPT IN A TRANSACTION WHICH IS EXEMPT UNDER SUCH ACT OR PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT."

On January 12, 2001, the Company entered into certain Stock Purchase Agreement whereby the Company sold 1,500,000 shares of its restricted common stock to an investor for $75,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code. The shares were deemed restricted securities as that term is defined in Rule 144(a)(3) of the rules promulgated under the Securities Act of 1933 and bore the appropriate restrictive legend.

On February 7, 2001, the Company issued 3,000,000 common shares to an investment consultant pursuant to a Consulting Agreement. The shares were granted as "Other Stock-Based Awards" pursuant to the Company's 2000 Incentive Stock Option Plan and were issued free of restriction pursuant to the filing of the S-8 Registration Statement on or before February 7, 2001. Consulting services include assistance and guidance in identifying strategic merger and acquisition opportunities for the Company, assistance in merger and acquisition negotiations and implementation of post-merger transition procedures.

On February 15, 2001, the Company entered into certain Stock Purchase Agreement whereby the Company sold 4,000,000 shares of its restricted common stock to an investor for $200,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Section 10-5-9(13) of the Georgia Securities Act of 1973. The shares were deemed restricted securities as that term is defined in Rule 144(a)(3) of the rules promulgated under the Securities Act of 1933 and bore the appropriate restrictive legend. In addition to said restrictive legend, the shares also bore the following legend: " THESE SECURITIES HAVE BEEN ISSUED OR SOLD IN RELIANCE ON PARAGRAPH (13) OF CODE SECTION 10-5-9 OF
THE  GEORGIA SECURITIES ACT OF 1973,   AND MAY NOT BE SOLD OR TRANSFERRED
EXCEPT IN A TRANSACTION WHICH IS EXEMPT UNDER SUCH ACT OR PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT."

On February 16, 2001, the Company entered into certain Rescission Agreement whereby the Company issued 350,000 shares of its restricted common stock to Ronald Hagan in return for the rescission of the agreements entered into between the Company and Hagen Marketing & Communications, Inc. on or about August 23, 2000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code. The shares were deemed restricted securities as that term is defined in Rule 144(a)(3) of the rules promulgated under the Securities Act of 1933 and bore the appropriate restrictive legend.

On February 20, 2001, the Company issued 500,000 common shares to a consultant/legal counsel in exchange for consulting services relating to merger and acquisitions, and not in lieu of payment or partial payment of outstanding or future legal bills. The shares were granted as "Other Stock-Based Awards" pursuant to the Company's 2000 Incentive Stock Option Plan and were issued free of restriction pursuant to the S-8 Registration Statement filed by the Company on February 7, 2001. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code. The shares were deemed restricted securities as that term is defined in Rule 144(a)(3) of the rules promulgated under the Securities Act of 1933 and bore the appropriate restrictive legend.

On February 20, 2001, the Company issued 2,000,000 common shares to a consultant pursuant to a Consulting Agreement to retain the services of the said consultant. The shares were granted as "Other Stock-Based Awards" pursuant to the Company's 2000 Incentive Stock Option Plan and were issued free of restriction pursuant to the S-8 Registration Statement filed by the Company on February 7, 2001. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code. The shares were deemed restricted securities as that term is defined in Rule 144(a)(3) of the rules promulgated under the Securities Act of 1933 and bore the appropriate restrictive legend.

On March 23, 2001, the Company issued 1,800,000 restricted common shares to certain consultants in exchange for their services. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code. The shares were deemed restricted securities as that term is defined in Rule 144(a)(3) of the rules promulgated under the Securities Act of 1933 and bore the appropriate restrictive legend.

On March 23, 2001, the Company issued 1,500,000 restricted common shares to Prime Equity Partners, LLC for sale of stock. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code. The shares were deemed restricted securities as that term is defined in Rule 144(a)(3) of the rules promulgated under the Securities Act of 1933 and bore the appropriate restrictive legend.

On March 23, 2001, the Company issued 1,300,000 restricted common shares to Prime Equity Partners II, LLC for sale of stock. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code. The shares were deemed restricted securities as that term is defined in Rule 144(a)(3) of the rules promulgated under the Securities Act of 1933 and bore the appropriate restrictive legend.

On March 27, 2001, the Company issued 1,800,000 restricted common shares to Robert & Sheila Thompson for the sale of stock. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code. The shares were deemed restricted securities as that term is defined in Rule 144(a)(3) of the rules promulgated under the Securities Act of 1933 and bore the appropriate restrictive legend.

On March 27, 2001, the Company issued 1,800,000 restricted common shares to Thompson for the sale of stock. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code. The shares were deemed restricted securities as that term is defined in Rule 144(a)(3) of the rules promulgated under the Securities Act of 1933 and bore the appropriate restrictive legend.


Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits. The following exhibits are included as part of this report:
    Exhibit        SEC Exhibit
    Number         Ref. Number    Title of Document           Location
--------------------------------------------------------------------------
    NONE

(B)  Reports on Form 8-K

     None.



                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                           WorldNet Resource Group, Inc.

September 24, 2001         /s/ Stephen Brown
                           ------------------------------
                           Stephen Brown
                           Chief Executive Officer, President and Director