Form 10QSB
period 2001-06-30
WORLDNET RESOURCES GROUP INC
filed 2001-09-25
CIK 1099136

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB
               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
    June 30, 2001                                          0-28225

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

       ASSETS
       ------
                                                 December 31,    June 30,
                                                     2000         2001
                                                ------------- -------------
CURRENT ASSETS
  Cash                                          $         85  $        485
  Prepaid expenses                                    66,667        16,667
                                                 ------------  ------------
       Total Current Assets                           66,752        17,152
                                                 ------------  ------------
PROPERTY AND EQUIPMENT, net                          193,010       160,514

INVESTMENTS                                          565,383       565,383

OTHER ASSETS                                          17,090        17,090
                                                 ------------  ------------
                                                 $   842,235   $   760,139
                                                 ============  ============
       LIABILITIES AND STOCKHOLDERS' (DEFICIT)
       ---------------------------------------

CURRENT LIABILITIES
  Bank Overdrafts                               $     27,218  $      6,901
  Accounts Payable and Accrued Expenses              836,425       955,285
  Convertible Notes Payable                           75,000       287,500
  Due to Stockholders                                315,147       195,958
  Due to Investments                                 324,800       237,873
  Convertible Debt in Default                      1,207,132     1,207,132
  Capital Lease Obligation, Current Portion            9,910         9,910
  Contingent Liability                                     -       389,986
                                                 ------------  ------------
       Total Current Liabilities                   2,795,632     3,290,545

Capital Lease Obligations,
  net of current portion                              36,810        36,810
                                                 ------------  ------------
       Total Liabilities                           2,832,442     3,327,355
                                                 ------------  ------------




                                 Continued
                       WORLDNET RESOURCE GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------

                                                 December 31,    June 30,
                                                     2000         2001
                                                ------------- -------------
STOCKHOLDERS' (DEFICIT)
  Preferred Stock, $.001 Par Value;
     50,000,000 Shares Authorized; No Shares
     Issued and Outstanding                               -             -
  Common Stock, $.001 Par Value;
     100,000,000 Shares Authorized; 55,839,021
     and 71,759,000 Shares Issued and
     Outstanding                                      55,839        71,759
  Additional Paid-in Capital                      22,925,001    24,620,001
  Stock Subscription Receivable                      (75,360)     (291,360)
  Reserved Common Stock, 350,000 Shares               77,000           -
  Accumulated (Deficit)                          (24,972,687)  (26,967,616)
                                                 ------------  ------------
       Total Stockholders' (Deficit)              (1,990,207)   (2,567,216)
                                                 ------------  ------------
                                                 ------------  ------------
                                                $    842,235  $    760,139
                                                 ============  ============
















               See Accompanying Notes to Financial Statements

               WORLDNET RESOURCE GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------

                                                        For the Six
                                                         Months Ended
                                                            June 30,
                                                      2001        2000
                                                  ------------ ------------
SALES                                              $       -   $        -

COST OF GOODS SOLD                                         -            -
                                                  ------------ ------------
GROSS PROFIT                                               -            -
                                                  ------------ ------------
OPERATING EXPENSES:
  General and Administrative                        1,944,062      669,772
  Depreciation and Amortization                        18,265       59,422
  Failed Acquisition Costs					   218,343
                                                  ------------ ------------
       Total Operating Expenses                     1,962,327      947,537
                                                  ------------ ------------
OTHER INCOME (EXPENSES)
  Amortization of Loan Fees                                -    (1,780,000)
  Interest Income                                       5,195        1,257
  Interest Expenses						   (17,100)
                                                  ------------ ------------
       Total Other (Expenses) Income                    5,195   (1,795,843)
                                                  ------------ ------------
                                                  ------------ ------------
NET (LOSS)                                        $(1,957,132) $(2,743,380)
                                                  ============ ============
NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                                 $     (0.02) $     (0.18)
                                                  ============ ============
                                                  ------------ ------------
Weighted Average Number of Common Shares           97,856,600   15,587,543
                                                  ============ ============


               See Accompanying Notes To Financial Statements

               WORLDNET RESOURCE GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   --------------------------------------

                                                       For the Three
                                                       Months Ended
                                                ---------------------------
                                                         June 30,
                                                ---------------------------
                                                        2001          2000
                                                ------------- -------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net (Loss)                                    $(1,957,132)  $   (930,026)
  Adjustments to Reconcile Net (Loss) to Net
   Cash Provided (Used) by Operations:
     Depreciation and Amortization                   18,265         27,114
     Stock Issued for Services                    1,647,297         55,002
     Stock Issued for Loan Fees                       -            378,167
     Changes In:
       Prepaid Expenses                              50,000          -
       Accounts Payable and Accrued Expenses        118,860         87,457
       Advances to Acquisition Target                 -           (600,000)
       Bank Overdraft                               (20,317)         -
       Due to/from Stockholder                     (119,189)       (29,442)
       Other Liabilities                             37,086          -
                                               ------------- --------------
       Cash Flows Provided (Used) by
       Operating Activities                        (225,130)    (1,011,728)
                                               ------------- --------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of Equipment                             (16,443)        (8,107)
  Cash Paid for Investments                           -           (439,608)
  Collection of Notes Receivable                      -             20,000
                                               ------------- --------------
       Cash Flows Provided (Used) by
       Investing Activities                         (16,443)      (427,715)
                                               ------------- --------------


                                -Continued-



               WORLDNET RESOURCE GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   --------------------------------------

                                                          For the Six
                                                          Months Ended

                                                ---------------------------
                                                           June 30,
                                                ---------------------------
                                                    2001             2000
                                                ------------- -------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Sale of Common Stock                          $    278,900  $    153,651
  Proceeds from Convertible Note Payable              50,000         -
  Proceeds from Short Term Debt                        -         1,355,000
  Payments of Loan Payable to Mymobilecity.com       (86,927)        -
  Repayment of Advances from Stockholders              -           (69,035)
                                                ------------- -------------
       Cash Flows Provided (Used) by
       Financing Activities                          241,973     1,439,616
                                                ------------- -------------
NET CHANGES IN CASH                                      400           173

CASH, BEGINNING OF PERIOD                                 85        18,872
                                                ------------- -------------
CASH, END OF PERIOD                             $        485  $     19,045
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

     The results for the six months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes included in the Company's 10K-SB filed with the Securities and Exchange Commission on May 23, 2001.

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

OVERVIEW

WorldNet Resource Group, Inc., a Utah corporation, and its subsidiaries (collectively the "Company" or "WNRG") was involved in streaming media, wireless media, e-commerce and entertainment. The numerous subsidiaries owned by WNRG are all development or concept stage enterprises. The product and service offerings of these subsidiaries are engaged in a number of diverse markets related, but not limited, to the Internet industry. Prior to the 2nd Quarter 2001, the Company was actively acquiring development stage entities for the purpose of building a portfolio of companies engaged in emerging markets. The Company planned to realize gains on its investments through the selective divestment of its subsidiaries to outside investors. WNRG added value to these acquisitions by providing them with the following services: technology development, corporate development, management consulting, financial management, and administration. Each development stage entity had its own management team.

In response to the market slow down that started during the latter part of the 4th quarter 2000 the Company has decided to re-focus itself. As of the 2nd quarter 2001 the company is narrowing down its focus from having seven different business units, involved in seven different markets, and managed by different management teams to one or two business units, involved in a specific market and managed by a centralized team. The Company will still pursue its growth strategy of mergers and acquisitions, new venture developments, and strategic alliances to achieve its interest but limited to a specific industry or niche. The management team believes that they will have a competitive advantage in the streaming media niche given their strong background in that sector. After the 1st Quarter 2001 the Company will continue to develop certain business units in their portfolio that are specifically involved in streaming media. These business units will be integrated to form one or two companies, while at the same time other business units will be retired. As of the 1st Quarter 2001 the Company is still evaluating and analyzing each business unit that will ultimately determine which entity will be retired or integrated.

ANALYSIS

The Company's financial statements reflect the results of operations of its seven subsidiaries. Results of operation from Corporate Interviewing Network, a subsidiary mentioned in the year ending December 31, 2000 10KSB, was not consolidated because this acquisition has not yet been finalized as of this date.

     Results of Operations
     ---------------------
     The Company had zero revenue as of the 2nd Quarter 2001. All major financial transactions during the quarter can be classified into six categories, which are: salary expense, consulting services for stock exchange, sale of stock, accounts payable and accrued expenses increase, notes payable increase, and related party transactions.

     Salary expense accounted for approximately 20% of total expenses for the period ending June 30, 2001 or $533,378 for 17 employees. $17,252 of the $533,378 salary expense is classified as accrued salaries. Related payroll taxes have not been paid as of Sept 21, 2001.

     Consulting services for stock exchange accounted for approximately 52% of total expenses or $827,600, all of which were for stock promotions paid to an unrelated third party.

     Sale of stock accounted for 55% of total stock issuance for the quarter or 3,826,540. Cash proceeds from the sale of stock amounted to $278,900.


     Accounts payable and accrued expenses increased from $836,425 in December 31, 2000 to $955,285 in June, 2001. The increase is due to 51% increase in accounts payable, while the remaining 49% are accounts payable from the previous quarter that has remained largely unpaid.

     Notes payable also increase by approximately 74%; the total proceeds from Notes payable amounted to approximately $212,500.

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