Form 10QSB
period 2001-09-30
WORLDNET RESOURCES GROUP INC
filed 2001-11-15
CIK 1099136

United States
                    Securities and Exchange Commission

                           Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

                 For the Quarter Ended: September 30, 2001

                      Commission File Number: 0-28225

                       WORLDNET RESOURCE GROUP, INC.
                       -----------------------------
          (Exact name of registrant as specified in its charter)

          UTAH                                              91-2063239
-------------------------------                         -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)


                           1601 Cloverfield Blvd.
                           South Tower, 2nd Floor
                           Santa Monica, CA 90404
                   --------------------------------------
                 (Address of principal executive offices)

                               (310) 460-3492
                              ----------------
           (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12 (b) of the Act:

                                    None
                                   ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    X     Yes         No
---------    --------

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date. Common stock, par value $.001; 96,986,237 shares outstanding as of 9/30/01.




                             TABLE OF CONTENTS

PART 1 -  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . 3

Item 2.   Management Discussion and Analysis of
          Financial Conditions and Results of Operations . . . . . . .16

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .19

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . .21

Item 3.   Other Information. . . . . . . . . . . . . . . . . . . . . .25

Item 4.   Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . .28


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               WORLDNET RESOURCE GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                   ASSETS
                                   ------
                                                     December    September
                                                     31, 2000     30, 2001
                                                   -----------  -----------
CURRENT ASSETS
  Cash                                             $       85   $      279
  Accounts Receivable                                                1,275
                                                   -----------  -----------
     Total Current Assets                                  85        1,554

OTHER ASSETS
  Prepaid Expenses                                     66,667          -
  Security Deposit                                     17,090          -
                                                   -----------  -----------
     Total Other Assets                                83,757          -

PROPERTY AND EQUIPMENT, net                           193,010       44,453

INVESTMENTS                                           565,383    4,060,852
                                                   -----------  -----------
COST OF FINANCING                                  $  842,235   $4,106,859

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITES
  Bank Overdrafts                                  $   27,218         -
  Accounts payables and accrued expenses              836,425    1,309,191
  Stockholders Advances                               315,147      (68,824)
  Notes Payable                                           -        192,500
  Items in Litigation                               1,207,132    1,207,132
  Capital Lease Obligation, current portion             9,910         -
  Contingent Liability                                    -        173,461
                                                   -----------  -----------
     Total Current Liabilities                      1,223,257    2,813,460

Capital Lease Obligations, Net of Current Portion      36,810          -
                                                   -----------  -----------
     Total Liabilities                              2,832,442    2,813,460

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; 100,000,000
    shares authorized; 55,839,021 and
    96,986,237 shares issued and outstanding
    in 2000 and 2001, respectively                     55,839       96,958
  Preferred Stock @$1.00 par value                        -         35,000
  Additional Paid-In Capital                       22,925,001   25,733,558
  Stock Subscription Receivable                       (75,360)    (352,210)
  Reserve Common Stock, 350,000 shares                 77,000          -
  Accumulated (deficit)                           (24,972,687) (24,219,907)
                                                   -----------  -----------
  Total Stockholders Equity                        (1,990,207)   1,293,399
                                                   -----------  -----------
                                                   $  842,235   $4,106,859
                                                   ===========  ===========

                                     3


               WORLDNET RESOURCE GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the                       For the
                                 Nine Months Ended            Three Months Ended
                              September      September      September      September
                               30, 2001       30, 2000       30, 2001       30, 2000
                           -------------  -------------  -------------  -------------
SALES                      $      1,238   $        -     $      1,238   $        -
                           -------------  -------------  -------------  -------------
COST OF SALES                       -              -              -              -
                           -------------  -------------  -------------  -------------
GROSS PROFIT                      1,238            -            1,238            -

OPERATING EXPENSES:                                                                                           General and
    Administrative            3,161,288        955,629      1,217,226        285,857
  Failed Acquisition
    costs                         1,146        218,343          1,146            -
  Depreciation and
    amortization                 69,208         96,926         50,943         59,422
                           -------------  -------------  -------------  -------------
     Total Operating
     Expenses                 3,231,642      1,270,898      1,269,315        345,279

OTHER INCOME ( EXPENSES):
  Amortization of
    loan fees                       -       (1,780,000)           -              -
  Interest expense               (6,438)       386,532         (6,438)       369,432
  Interest Income                   -            1,257         (5,195)           -
  Other Income                    6,306          6,306            -              -
                           -------------  -------------  -------------  -------------
     Total Other
     Expenses
     (Income)                      (132)    (2,165,275)        (5,327)       369,432
                           -------------  -------------  -------------  -------------
     NET (LOSS)            $ (3,230,536)  $ (3,436,173)  $ (1,273,404)  $   (299,578)
                           -------------  -------------  -------------  -------------
     NET (LOSS) PER
     COMMON SHARE BASIC
     AND DILUTED            $     (0.03)   $     (0.13)   $     (0.01)   $     (0.03)

     Weighted Average
     Number of Common
     Shares Outstanding      96,986,237     24,873,351     97,856,600      9,285,808
     *Less Than $(.01)
      per share


                                     4

               WORLDNET RESOURCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                For the Nine Months Ended
                                                       September 30,
                                                     2001           2000
                                               -------------  -------------
  Net (loss)                                    $(3,230,536)   $(3,436,173)
  Adjustments to reconcile net (loss) to
  net cash provided (used) by operations:
   Depreciation and amortization                     69,208         96,926
  Stock Issued for Services and failed
   acquisitions                                     750,155        240,002
  Stocks Issued for Loan Fees                                    1,621,000
  Stock based compensation to the Chairman          300,000            -

  Changes in :
     Prepaid Expenses                                83,757        100,000
     Accounts Payable and Accrued Expenses        1,309,190         85,633
     Advances to acquisition target                               (650,000)
     Accrued Interest                                 7,188         34,400
     Due from Stockholder                           (68,824)        40,000
     Payments received by stockholder                              469,116
                                               -------------  -------------
     Cash Flows Provided (used) by
     Operating Activitites                         (779,862)    (1,399,096)

     Advances to MyMobileCity                       (80,713)           -
     Advances to Sprocket Music                     (13,279)           -
     Advances to Ultravu                           (134,453)	     -
     Purchases of Equipment                                        (91,094)
     Write off of leased assets                     148,557            -
     Cash Paid for acquisition of Navitec                         (150,000)
     Cash Paid for Investments                                     (66,879)
     Collection of Notes Receivable                                 20,000
                                                ------------  -------------
     Cash Flows Provided (used) by
     Investing Activities                           (79,888)      (287,973)

     Sale of Common Stock                           667,500        153,648
     Sale of Preferred Stock                         35,000            -
     Repayment of advances from stockholders                      ( 69,035)
     Proceeds of sale from convertible debt                      1,355,000
     Payments received for stock subscription
      receivable                                     39,750            -
     Proceeds of Short Term Debt                    117,500            -
     Advances from stockholders                                    245,831
                                               -------------  -------------
     Cash Flows Provided (Used) by
     Financing Activities                           859,750      1,685,444

     NET CHANGES IN CASH                                194         (1,625)

     CASH, BEGINNING OF PERIOD                           85          2,616
                                               -------------  -------------
     CASH, END OF PERIOD                       $        279   $        991
                                               =============  =============

               See Accompanying Notes to Financial Statements
                                     5


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLOCIES
--------------------------------------------------------------------------
Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements (the "financial statements") includes the accounts of Worldnet Resource Group and its subsidiaries (the "Company". All material inter-company transactions have been eliminated upon consolidation. The financial statements have been prepared in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented. The results of the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes included in the 10-KSB filed with the Securities and Exchange Commission on May 23, 2001.

Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform to the current year presentation. These reclassifications had no effect on results of operations as previously reported.

Business Overview and Activities
--------------------------------
The Company was incorporated in 1981 in the State of Utah. The Company originally sold securities to the public pursuant to a registration granted by the Utah Securities Division on May 1, 1981, and the exemption from registration under section 3(a)(11) of the Securities Act of 1933. The Company changed its name to Worldnet Resources Group Inc. in February, 2000. Control of the Company was acquired by the current controlling shareholders in January 2000. Since that time, the Company has undertaken to reorganize its management and business strategy. The Company seeks to develop and operate new technology ventures, which were poised to create synergies with traditional real-world business.

The Company, previously reporting as a development stage enterprise, commenced operations during the year ended December 31, 1997, and earned revenues in connection with a production agreement with a related party. The plan is to build a portfolio of technology companies that can partner with and complement brick-and-mortar companies. The Company will create, acquire, launch, and operate technology companies that offer online services that enhance the products and services of traditional offline businesses. Through the operation of majority-owned subsidiaries and taking strategic positions in other related technology companies, the Company will enhance the development and growth of traditional businesses through new media technology. The Company may seek to realize gains on its investments through the selective sale of minority interests in its subsidiaries to outside investors. In some cases, the Company may also seek strategic positions in other related technology companies the Company will enhance development and growth of traditional business through new media technology.

During the second and third quarters of 2001, the Company commenced a complete strategic review of its business lines, including analysis of capital deployment and profitability. The Company determined that the projected revenues from the operation of majority owned entities were insufficient to continue operating many of these properties in a cost effective manner. In response to this analysis and changing equity market conditions, the Company determined that its new strategy will focus on a restructuring of the Company's business goals to capitalize on its already existing premier properties naming Ultravu.com and Streaming Interviews Inc. The Company believes that focusing on these areas will have the effect of reducing operating losses, conserving capital, and maximizing shareholder value.

Management discontinued plans to market its music library. WNRG is a holding company which engages in developing companies in different markets. WNRG currently consists of the following:

Name                               Ownership   Business             Accounting
---------------------------------  ---------   ----------           ------------
Sprocket Music, Inc.               100%        Inactive             Consolidated
UltraVu, Inc.                      100%        Streaming media      Consolidated
Streaming Interviews, Inc.         100%        On line employment
                                               recruiting           Consolidated
Corp. Interviewing Network, Inc.   100%        On line employment
                                               recruiting           Consolidated
AnyThingSurplus, Inc.              100%        Inactive             Consolidated
Eccount, Inc.                      100%        Inactive             Consolidated
Entertech Media Group, Inc.        10%         Movie Titles         Cost
MyMobileCity, Inc.                 100%        Wireless application Consolidated


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

Goodwill
--------
The Company amortizes costs in excess of the fair value of net assets of businesses acquired (goodwill) using the straight-line method over the estimated recovery periods. Recoverability is reviewed annually (or sooner), if events or circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the undiscounted net cash flows of the assets, to which goodwill applies, to the net book value including goodwill of those assets. The analysis involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. In 2000 the Company determined the goodwill associated with AnythingSurplus to be unrecoverable and was reduced to -0-.

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

The Company has a net operating loss carryforward in excess of $15,000,000, expiring in 2017- 2020. Since it is more likely than not that the Company will not utilize the net operating loss in the near term, a valuation allowance equal to the deferred tax asset, which consisted primarily of the net operating loss carry forwards, has been provided. Upon a change in control, the net operating loss carryforward may be limited.

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

NOTE 2 - GOING CONCERN, MANAGEMENT PLANS AND OTHER IMPORTANT RISKS FACTORS
--------------------------------------------------------------------------

The Company has suffered significant losses and negative cash flows from operations since inception. These operating losses and negative cash flows are expected to continue for additional periods in the future. At September 30, 2001, current liabilities exceeded current assets by approximately $ 1,252,564. For the nine months ended September 30, 2001, the Company incurred a net loss of approximately $ 3,230,536 and negative stockholders equity of $ 1,990,207. If the Company is unable to raise additional capital before the end of the last quarter of 2001, the Company may not be able to meet its projected obligations for fiscal year 2001. As a result of this material uncertainty, there is substantial doubt about the Company's ability to continue to operate as a going concern for a reasonable period of time.

On July 26, 2001, the Company issued a press release indicating that management have decided to refocus and repurpose the Company's direction to concentrate on the strongest entities naming streaming media and streaming interviews have huge potential revenue base and can take advantage of the job market as a result of the numerous layoffs nationwide and after the September 11, 2001 incident.

The Company also announced the addition of Mr. Kenneth M. Hess to the Company's Board of Directors. In addition, the Company is in the process of forming an advisory committee to affirm the Company's commitment to shareholders.

On September 17, 2001, the Company announce that it has entered into a strategic alliance agreement with the Whitehall Companies, Inc. of New York and their affiliated companies for the purpose of obtaining business advisory and consulting services to complete a 4 to 5 million dollar offering under SB-1. The Company is confident that the utilization of the Dutch Auction platform to complete the proposed offering will run smoothly and will be able to raise up to ten million dollars in the next twelve months.

NOTE 3 - ACQUISITIONS AND SIGNIFICANT TRANSACTIONS
--------------------------------------------------
AnythingSurplus.Com
-------------------
During December 1999, the Company acquired 100% of the common stock of AnythingSurplus.com, Inc. ("AnythingSurplus"), in exchange for 833,333 shares of the Company's restricted common stock. Two entities, which are controlled by two of the majority stockholders of the Company ("Majority Stockholders") one of whom was the Company's President, owned an aggregate of 40% shares of AnythingSurplus. The purchase price amount in excess of the Majority Stockholders' historical cost basis has been reflected as a distribution to the stockholders and reduction of the purchase price. AnythingSurplus was formed on September 30, 1999 and has had minimal operations to date.

The Company had advanced $100,000 to AnythingSurplus as required by the stock purchase agreement. No further advances were made during 2000 due to management's decision to write off the goodwill associated with this transaction.

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

Eccount, Inc.
-------------
During January 2000, the Company acquired 100% of the outstanding shares of Eccount, Inc. in exchange for 12,000,000 shares of the Company's restricted common stock. Eccount was owned by the Company's Chairman of the Board.
By exchanging 12,000,000 shares of the Company's restricted common stock, there was a change in control of the Company. The Company is currently inactive.

Car Rental Direct.com, Inc.
---------------------------
During February 2000, the Company entered into a letter of intent to purchase all of the outstanding stock of Car Rental Direct.com, Inc. (CRD), an internet based car rental service. The Company was to fund CRD with $5 million and common stock of the Company valued at $3 million. The Company advanced $650,000 to CRD pending the completion of the acquisition. The acquisition was not completed and in May 2000, the Company sold its $600,000 receivable from CRD to an unrelated third party for a $600,000 non-interest bearing promissory note. The Company received payments of $200,000 on May 12, 2000 and May 17, 2000, and the remaining payment of $200,000 was due on June 24, 2000. The payments were made directly to the Company's Chairman of the Board of Directors as repayments of advances he made to the Company. The balance due of $200,000 has been valued at -0-.

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

Cash                                    $     141
Accounts receivable                         4,277
Equipment                                  32,045
Accounts payable                          (91,537)
Goodwill                                  112,674
                                        ----------
Value of stock issued                   $  57,600

Autopoint.com
-------------
On November 27, 2000 the Company purchased the domain name "Autopoint.com" for $50,000 in cash and 400,000 shares of the Company's common stock valued at $50,000. The $50,000 was not paid and the Company has recognized the liability.

My MobileCity, Inc.
-------------------
On September 8, 2000 the Company purchased 20% of the outstanding stock of My Mobile City, Inc.(City), which owns the domain name "MyMobileCity.com", for $500,000 to be paid through funding operations of City. The Company intends to develop a wireless application service provider.

On the January 23, 2001 the Company acquired all outstanding shares of Series A Common Stock of MyMobileCity in exchange for 1,200,000 shares of restricted common shares of WNRG for 100% full ownership. Part of the agreement includes that the Company will take over any and all taxes and other assessments and levies which MyMobileCity was required by law to withhold which have not yet been duly remitted over to the proper government authorities.

EnterTech Media Group, Inc.
---------------------------
On August 10, 2000 the Company acquired 2,000,000 shares of EnterTech Media, Inc., a high definition digital video company, (approximately 20%) in exchange for 10,000,000 shares of the Company's common stock. On March 13, 2001 the Company acquired additional shares to bring its total holdings to 65% in exchange for an additional 5,000,000 shares of the Company's common stock together with warrants for another 5,000,000 shares exercisable at $.20 per share. The Company remains as a stockholder and is currently monitoring the business synergies of subject alliance.

NOTE 4 - EQUIPMENT
------------------
Equipment consisted of the following:

                                                         September 30,
                                                             2001
                                                        --------------
Furniture and equipment                                 $      16,801
Office and computer equipment                                  53,091
                                                        --------------
                                                               69,892
Less accumulated depreciation                                 -25,439
                                                        --------------
                                                        $      44,453

NOTE 5 - IMPAIRMENT OF ASSETS
-----------------------------
In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

During 1999 the Company adjusted the carrying value of certain record masters which it owned, resulting in a reduction of the asset and a charge to operations of $812,000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Investor Relations
------------------
The Company has entered into many agreements with consultants to assist with locating merger candidates, structuring acquisitions, financing structuring, public relations and locating potential investors. Most of the compensation has been paid by issuing stock and the expense related to it has been recorded.

Subsequent to December 31, 2000 the Company issued 16,500,000 shares of its common stock valued at $1,813,000 for these services. The Company issued 650,000 shares of its common stock for nine months ending September 30,2001.

Employment Agreements
---------------------
During 2000 the Company entered into employment agreements with certain executives that provide for annual salaries ranging from $55,000 to $200,000 and granted 1,500,000 stock warrants to purchase the Company's common stock at $.06 per share. Certain of these agreements shall automatically renew if employment continues.

Future obligations of minimum salary payments are as follows:

     Year Ended December 31,
     -----------------------
     2001                    $  579,584
     2002                       150,000
                             -----------
                             $  729,584

On March 1, 2001, the Company entered into a one year employment contract with Mr. George Gerza (see exhibit 1). Terms of the contract include an annual salary of $ 125,000, a signing bonus of 776,540 of restricted shares of the Company's common stock valued at $ 139,777.00

Insurance
---------
The Company does not maintain insurance to cover damages from fire, flood or other casualty losses. Costs resulting from uninsured property losses will be charged against income upon occurrence. No amounts for uninsured casualty property losses were charged to operations for the years ended December 31, 1999 and 2000.

In addition, the Company does not also maintain medical and dental coverage as well as workmens compensation for its employees after service providers terminated the coverage for non-payment of premiums.

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

On June 1, 2000 the Company entered into a lease for office space in El Segundo, California ending May 31, 2003. Monthly payments under the lease begin at $12,730 increasing to $13,400. Future minimum payments are as follows:
                                     13


December 31, 2001            $  153,430
December 31, 2002               160,800
December 31, 2003                67,000
                             -----------
Total                        $  381,230

The Company mutually agreed to vacate the premises in exchange for returning the space in good condition.

On September 1, 2001, the Company entered a new lease agreement with Regus Business Center for one year for office spaces located at 1601 Cloverfield Blvd. South Tower, 2nd Floor Santa Monica, CA 90404. Monthly payment will be more or less $ 8,200 per month including T-1 connectivity and other business service package.

Payroll Taxes
-------------

As of December 31, 2000, the Company owed $ 127,433.53 consisting of federal and state taxes which was advanced by a local payroll service provider. Subject amount is now under collection process plus interest and penalty for non-payment.

For the period January 1 to September 30, 2001, the Company owes federal and state taxes amounting $ 297,340.50 excluding penalty and interest for non-payment of taxes.

NOTE 7 - CAPITALIZED LEASE OBLIGATIONS
--------------------------------------
The Company leases furniture and equipment under a capitalized lease expiring in May 2003. The assets have been recorded at the lower of the present value of the minimum lease payments or their fair value and are depreciated over the assets' estimated useful lives.

Minimum future lease payments under the capital leases as of December 31, 2000 are as follows:

Year ended December 31,
-----------------------
     2001                                          $   44,276
     2002                                              44,276
     2003                                              18,449
                                                   -----------
Total minimum lease payments                          107,001
Less amount representing interest                      60,281
                                                   -----------
Present value of net minimum lease payments
     With interest at approximately 80%                46,720
     Less current portion                               9,910
                                                   -----------
                                                   $   36,810
                                                   ===========

As of December 31, 2000 furniture and fixtures includes $31,825 and office and computer equipment includes $18,585 acquired through a capital lease. Accumulated depreciation related to these assets was $523. As of September 30, 2001, all capital lease obligations were written off.

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------
In addition to transactions with related parties discussed throughout the notes to consolidated financial statements, the following related party transactions have taken place:

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

NOTE 9 - NOTES PAYABLE/CONVERTIBLE NOTES AND DEFAULTS
-----------------------------------------------------
On February 3, 2000, the Company sold an 8% Series A Senior Subordinated Convertible Redeemable Debenture due on February 3, 2002 with a face amount of $500,000. The Company paid loan fees of approximately $65,000 in cash. Interest was payable at 8% per annum. The notes were converted into 520,835 shares of common stock in February 2000.

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

Both this note and the convertible notes are in default. Judgment has been given to the creditors for $1,207,000 which includes $352,000 of accrued interest. The Company is attempting to continue an agreement to stay collection.

During 2000 the Company entered into a promissory note, which included a
beneficial conversion feature at a rate less than market value.   The
promissory note is convertible to common stock at $.12. The Company recognized additional interest costs related to the beneficial conversion feature of $159,375 during the year ended December 31, 2000.

On March 15, 2001, the Company entered into a 12% Promissory Note due on
September 15, 2001 for   $50,000.  Proceeds of the Note was credited to an
account held by an officer of the Company and was used to partially cover payroll expense of $ 32,620 and the remainder of $ 17,380 was paid to the officer of the Company.

On May 4, 2001, the Company entered into a 12% Promissory Note due on January 31, 2002 for $ 30,000. Proceeds of the Note was applied to outstanding liability with the auditors.

On May 11, 2001, the Company entered into a 12% Promissory Note due on January 31, 2002 for $ 25,000.

Proceeds of the Note was applied to outstanding liability with the auditors.
                                     15

On May 24, 2001, the Company entered into a 12% Promissory Note due on January 31, 2002 for $ 12,500.

Proceeds of the Note was also applied to outstanding liability with the auditors.

On July 31, 2001, the Company entered into a non-interest bearing Promissory Note in the amount of $ 300,000 representing the accrued salary of Mr. Stephen Brown from the period July 1,2000 to June 30, 2001.
In conjunction with this note, the Company also issued 2,000,000 restricted common shares on June 14, 2001 representing bonus for services rendered during the fiscal year 2000.

NOTE 10 - DISCONTINUED OPERATIONS
---------------------------------
The Company discontinued its plans to market its music library and transferred ownership of the subsidiary to a third party in settlement of a rescission of a joint venture.

NOTE 11 - BUSINESS RECAPITALIZATION AND RESTATEMENT
---------------------------------------------------
On February 7, 2000, the Company was acquired by Navitec Group, Inc (Navitec) a public corporation.

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


NOTE 12 - SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
            ACTIVITIES
--------------------------------------------------------------------
During April 1999, accrued expenses totaling $3,063 were exchanged for 2,553 fully paid, non-assessable common shares of WNRG as payment in full.

NOTE 13 - SUBSEQUENT EVENTS
---------------------------
In addition to the shares of common stock issued after year end in Note 7, the Company sold 6,500,000 shares of common stock for $325,000 in cash while the Company sold 23,607,000 shares of common stock for $ 667,000.00 and 35,000 shares of preferred stock for $ 35,000 in cash for the nine months ending September 30, 2001.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation
---------------------------------------------------------------------

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

Overview
--------
WorldNet Resource Group, Inc., a Utah corporation, and its subsidiaries (collectively the "Company" or "WNRG") are involved in streaming media, wireless media, e-commerce and entertainment. The numerous subsidiaries owned by WNRG are all development or concept stage enterprises. The product and service offerings of these subsidiaries are engaged in a number of diverse markets related, but not limited, to the Internet industry. The Company has actively acquired development stage entities for the purpose of building a portfolio of companies engaged in emerging markets. The Company plans to realize gains on its investments through the selective divestment of its subsidiaries to outside investors. In some cases, the Company will indefinitely operate the subsidiary until a favorable way of divesting it arises. WNRG adds value to its acquisitions by providing them with the following services: technology development, corporate development, management consulting, financial management, and administration. Each development stage entity has its own marketing and sales staff and will eventually have its own management team. The Company plans to further grow through mergers and acquisitions, new venture developments, and strategic alliances.


LIQUIDITY, GOING CONCERN, MANAGEMENT PLANS AND OTHER IMPORTANT RISKS
FACTORS
--------------------------------------------------------------------
The Company has suffered significant losses and negative cash flows from operations since inception. These operating losses and negative cash flows are expected to continue for additional periods in the future. At September 30, 2001, current liabilities exceeded current assets by approximately $ 1,252,564. For the nine months ended September 30, 2001, the Company incurred a net loss of approximately $ 3,230,536 and negative stockholders equity of $ 1,990,207. If the Company is unable to raise additional capital before the end of the last quarter of 2001, the Company may not be able to meet its projected obligations for fiscal year 2001. As a result of this material uncertainty, there is substantial doubt about the Company's ability to continue to operate as a going concern for a reasonable period of time to the extent that a restructuring, sale or liquidation of the Company will be required, in whole or in part.


Management plans to raise additional capital through the sale of equity, additional borrowings, the sale of non-strategic assets, including intellectual property and proprietary technology, or the sale of selected operations. These transactions would be dilutive to existing shareholders and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company.

During the second and third quarters of this year, we obtained resignations from Scott Salter, President of Ultravu
Alan Haefs, Executive Vice President for Ultravu, Inc., David Cronshaw , Chief Technology Officer for the Company, Noel P. Navarro, Chief Financial Officer for the Company, Debbie Gilson, Vice President of Business Affairs and Stephen D. Susnar, Vice President of Business Development for late and non-payment of wages. In connection with operating expense reductions, employee headcount has been drastically reduced from 18 as of September 30, 2000 to 21 as of December 31, 2000 and 4 as of September 30, 2001.
This downsizing, along with related overhead cost reductions, is expected to result in a considerable cost savings in 2001 in selling, general and administrative expenses over calendar 2000. The loss of services of any of these employees could have an impact on the financial condition of the company.

The plausibility of employee misconduct, is a considerable threat to the Company's growth and expansion. Currently, the Company employs a small number of staff members in comparison to a majority of corporations. As a result, the compliance and work ethic of each individual is crucial to the day-to-day operations of the Company. A conflict could compromise the working environment and disrupt the definitive roles of each individual. The misguided use of confidential information or the possibility of intentionally misplaced trade could compromise the integrity of the Company's operations.

The market for internet services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product enhancement and introductions. The maturation of this financial arena unmarketable. Our future success depends, in part, on our ability to develop and use new technologies, adapt and respond to future changes in technology, and enhance our existing services. As a result of the financial aspect of the industry there is no guarantee that we can continue to pursue new opportunities or compete with the financial firms that have already claimed a definitive monetary stake within the industry.

On July 26, 2001, the Company issued a press release indicating that management have decided to refocus and repurpose the Company's direction to concentrate on the strongest entities naming streaming media and streaming interviews have huge potential revenue base and can take advantage of the job market as a result of the numerous layoffs nationwide and after the September 11, 2001 incident.

The Company also announced the addition of Mr. Kenneth M. Hess to the Company's Board of Directors. In addition, the Company is in the process of forming an advisory committee to affirm the Company's commitment to shareholders.

On September 17, 2001, the Company announce that it has entered into a strategic alliance agreement with the Whitehall Companies, Inc. of New York and their affiliated companies for the purpose of obtaining business advisory and consulting services to complete a 4 to 5 million dollar offering under SB-1. The Company is confident that the utilization of the Dutch Auction platform to complete the proposed offering will run smoothly and will be able to raise up to ten million dollars in the next twelve months.

Results of Operations
---------------------

Comparison of the nine months ended September 30, 2001 and the nine months ended September 30, 2000.


REVENUE
-------

Revenues during the nine months ended September 30, 2001 were $ 1,238.00 increasing from $ 0. The increase was attributable to the streaming media services provided by Ultravu.com, Inc.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses during the nine months ending September 30, 2001 were $ 3,161,288 as compared to $ 955,629 reported on September
30, 2000.   Professional and consulting fees posted $1,805,995.00, payroll and other payroll related fees were $ 1,007,857.00 and rents on our facility were $ 91,618.00 ending third quarter of 2001.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization expense during the nine months ended September 30, 2001 were $ 69,208.00 decreasing from $ 96,926.00 for the nine months ended September 30, 2000. $ 27,951 related to depreciation of office equipment and furnitures and $ 41,257.00 of amortized leasehold improvements.

PART II - OTHER INFORMATION
---------------------------
Item 1. Legal Proceedings
-------------------------
From time to time, the Company has been, and expects to continue to be, subject to legal proceedings and claims in connection with the business. H.A.A. Inc., Birdie Capital Corporation, Forest Equities, and Steven Berger vs. Wordlnet Resource Group Inc.

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

NCO Financial Systems, Inc. vs. Worldnet Resource Group, MyMobileCity Inc.,Ultravu.com and Sprocket Music Inc.


NCO Financial Systems, Inc., Commercial Services Division filed a complaint on behalf of ADP/Tax Easypay for payroll tax liabilities in an aggregate amount of $ 127, 433.53 representing payroll tax advances to the federal and state government for the last quarter of Year 2000. Details consist of $ $ 67,017.31 for Worlnet Resource Group Inc., $ 31,185.91 for Ultravu.com Inc., $ 26,726.62 for MyMobileCity, Inc. and $ 2,503.69 for Sprocket Music, Inc. NCO Financial Systems, Inc. seeks additional pre and post judgement interests and costs.

The Company and its subsidiaries is in discussion with subject collection agency regarding the resolution of this claim and the timing of payments.

PR Newswire Association, Inc. vs. Worldnet Resource Group Inc.
--------------------------------------------------------------
Superior Court of New Jersey Law Division: Hudson County
Filed: November 15, 2000 No. L-7273-00
The Company was named as a defendant in an action filed by PR Newswire Association, Inc. in the Superior Court of New Jersey, Law Division, County of Hudson.

Between on or about March 3, 2000 and on or about July 24, 2000, PR Newswire Assoc. Inc. provided services to the Company upon the promise of the Company to pay agreed total price of $ 13,285.00 wherein demanded payment of aforesaid amount still remains due and owing. Plaintiff demands judgment against the Company for subject amount together with interest, costs of suit, attorney's fees and such other relief to which the plaintiff may be entitled.

The Company is currently determining an appropriate responsive action.

National Financial Communications Corp. vs. Stephen Brown, President and CEO for Worldnet Resource Group Inc.
-------------------------------------------------------------------------

The Company was named as a defendant in a complaint filed by Grosman & Associates, Attorneys at Law for National Financial Communications Corp.(as OTC Financial Network) in July 13, 2001. The complaint seeks immediate payment of $10,000 and 300,000 restricted shares of Worldnet Resource Group Inc common stock as settlement of a previously cancelled agreement as the Company's public relation/investor relations firm. Failure of the Company to pay the termination provision on July 20, 2001 as agreed will result for the defendant monthly contract to continue to accrue.
The Company is seeking immediate action to resolve this matter amicably.

System Supply Stationery vs. Worldnet Resource Group Inc.
---------------------------------------------------------
Filed: July 30, 2001 No. 01T00761
---------------------------------
The Company was named as a defendant in an action filed by System Supply Stationery in Los Angles County Superior Court in July 30, 2001 through the Law Offices of Geller & Stewart. The lawsuit alleges the Company's failure to pay the defendant the amount of $ 5,190.59 which represents the balance due from numerous purchase of office supplies.

The Company agreed to pay $ 500.00 a month in which the payment will be due on the 30th of each month commencing on September 20, 2001. However, no payment was made by the Company up to this report date.

David Cronshaw vs. Worldnet Resource Group Inc.
-----------------------------------------------
Filed: September, 2001 State Case Number: 17-26185 MM Labor Commissioner, State of California, Dept of Industrial Relations, Division of Labor

Standards Enforcement
---------------------
The Company was named as a defendant in a complaint filed with the Department of Industrial Relations alleging non-payment of unpaid wages, unpaid vacation and reimbursement for medical premiums per employee contract in the amount of $ 29,854.55. Mr. David Cronshaw was the former Chief Technology Officer for the Company.

The Company failed to appear on the required date of the scheduled conference.

Scott Salter vs. Worldnet Resource Group Inc.
---------------------------------------------
Filed: October 9, 2001 State Case Number: 05-23913 MV Labor Commissioner, State of California, Dept of Industrial Relations, Division of Labor.

Standards Enforcement
---------------------
The Company was named as a defendant in a complaint filed with the Department of Industrial Relations alleging non-payment of earned wages and reimbursement of expenses in the amount of $ 42,415.81. Mr. Scott Salter was the former President of Ultravu.com, Inc. a subsidiary of the Company which is 100% wholly owned.

The Company was notified to appear to the conference to discuss the claim scheduled in the mid-part of November, 2001.

The Company has also received legal correspondence from several trade creditors regarding the timing of payment of past due accounts payable balances. All amounts are recorded as current liabilities in the September 30, 2001 and December 31, 2000 consolidated balance sheets. The Company is in discussions with these vendors regarding the resolution of certain disputes relating to these charges and the timing of payments.
The Company has also received correspondence from several high technology service entities regarding its contractual obligations under master contracts to provide high speed internet service to properties. As a result of the change in business strategy due to limited capital availability, the Company has notified the owners of many installed properties that they will discontinue the service in the near future. In addition, the Company has indicated that it is no longer financially possible to install service in new properties. Although the Company believes that the amount of financial damages to properties is minimal, the Company cannot predict whether any of these property owners will decide to file suit in the future.

Item 2. Changes in Securities
-----------------------------
No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified. The following securities were issued by the Company since January 1, 2001. On January 4, 2000, the Company sold 16,667 shares of its common stock to an accredited investor. The Company received total consideration of $53,000. These shares were issued pursuant to exemptions from registration requirements set forth in Rule 504 of Regulation D and Section 3(b) of the Securities Act of 1933.



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

On November 14, 2000, the Company issued 200,000 common stock shares to a consultant in exchange for investment banking services to be provided by the consultant.

On November 17, 2000 the Company issued 500,000 common shares to consultant/legal counsel as an "Other Stock-Based Award" pursuant to the Company's 2000 Incentive Stock Option Plan and as consideration for consulting services relating to mergers and acquisitions, and not in lieu of payment or partial payment of outstanding or future legal bills. The shares were issued free of restriction November 17, 2000.


On November 17, 2000, the Company issued 1,000,000 common stock shares to three consultants for investment banking services to be provided by these consultants. The shares were granted as "Other Stock-Based Awards" pursuant to the Company's 2000 Incentive Stock Option Plan and were issued free of restriction pursuant to the S-8 Registration Statement filed by the Company on November 7, 2000, as amended .

On November 28, 2000, the Company issued 300,000 common shares to a consultant in exchange for investment banking services to be provided by the consultant. The shares were granted as "Other Stock-Based Awards" pursuant to the Company's 2000 Incentive Stock Option Plan and were issued free of restriction pursuant to the S-8 Registration Statement filed by the Company on November 7, 2000, as amended.

On December 5, 2000, the Company issued 400,000 shares of its restricted common stock in exchange for the acquisition of Autopoint.com domain name from Peopleweb, Inc. The acquisition was made in accordance with a Purchase Agreement entered between the Company and Peopleweb, Inc. on November 27, 2000, as amended. The 400,000 shares were issued as restricted stock pursuant to Rule 144 of the Securities Act of 1933 and bore the appropriate restrictive legend, to Peopleweb, Inc., pursuant to an exemption for registration under Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code.

On December 5, 2000, the Company issued 5,000,000 shares of its restricted common stock to two investors for $1,000,000. The shares bore the appropriate restrictive legend, and were subject to the resell restrictions of Rule 144 of the rules promulgated under the Securities Act of 1933 by the Securities and Exchange Commission. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Section 25102 (f) of the California Corporations Code. However, no cash was received by the Company as of this report date.

On December 14, 2000, the Company issued 1,000,000 common shares to a consultant in exchange for investment banking services to be provided by the consultant. The shares were granted as "Other Stock-Based Awards" pursuant to the Company's 2000 Incentive Stock Option Plan and were issued free of restriction pursuant to the S-8 Registration Statement filed by the Company on December 14, 2000, as amended.

On December 31, 2000, the Company sold 400,000 of its common shares to an investor for $80,000.

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


On January 12, 2001, the Company entered into certain Stock Purchase Agreement whereby the Company sold 1,500,000 shares of its restricted common stock to an investor for $75,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code. The shares were deemed restricted securities as that term is defined in Rule 144(a)(3) of the rules promulgated under the Securities Act of 1933 and bore the appropriate restrictive legend. However, there was no cash received by the Company as of this report date.

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

On February 16, 2001, the Company entered into certain Recission Agreement whereby the Company issued 350,000 shares of its restricted common stock to Ronald Hagan in return for the recission of the agreements entered into between the Company and Hagen Marketing & Communications, Inc. on or about August 23, 2000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code. The shares were deemed restricted securities as that term is defined in Rule 144(a)(3) of the rules promulgated under the Securities Act of 1933 and bore the appropriate restrictive legend.

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

On March 23, 2001, the Company issued 2,800,000 restricted common shares to Prime Equity Partners, LLC for sale of stock.

On April 6, 2001, the Company issued 650,000 restricted common shares to various consultants for investor relations service.

On April 6, 2001, the Company issued 320,000 restricted common stock as payment pursuant to the purchase agreement entered between the Company and Corporate Interviewing Network on March 2, 2001. Additionally the Company issued 776,540 restricted common shares to Mr. George Gerza as signing bonus pursuant to his employment agreement with the Company.

On May 18, 2001, the Company issued 500,000 restricted common shares to a consultant for legal services and issued an additional 300,000 restricted common shares for consulting services.

On June 14, 2001, the Company issued 125,000  restricted common shares to
Auctionfun as settlement of a   $10,000 debt  and an additional 22,916
restricted common shares to comply to the rescission agreement entered between the Company and Auctionfun on July 31,2000. In addition, the Company issued 62,720 and 234,040 of restricted common shares to Robert Steinquist and International Yield Enhancement respectively for debt
settlement amounting to an aggregate value of   $14,838.00. Moreover, a
total of 2,000,000 restricted common shares were issued to International Yield Enhancement for consulting services. On this date, the Company issued 2,000,000 restricted common shares to Mr. Stephen Brown as a bonus for services rendered during the fiscal year 2000. 500,000 restricted common shares of the Company was sold to an investor on this same day.
On June 15, 2001, the Company issued a total of 10,000,000 restricted common shares to H.A.A. Inc., Forest Equities, Steven Berger and Birdie Capital as consideration to stay collection of an outstanding lawsuit filed in United District Court on October 16, 2000 for an equivalent amount of $100,000 to be credited against the liability.

On June 28, 2001, the Company sold 468,000 of its restricted common stock
to an investor in exchange for   $15,600.00 in cash.

On July 10, 2001, the Company sold 5,958,000 of restricted common shares with a value of $ 297,900.00 to various investors.

On July 27, 2001, the Company sold 80,000 of restricted common shares with a value of $ 4,000 to an investor.

On September 14, 2001, the Company issued 1,200,000 of restricted common stock to Mr. Joseph Maloney, former President of MyMobileCity in connection with the acquisition of the remaining 80% of MyMobileCity, Inc. in compliance with the terms and conditions of the Agreement written on January 23, 2001.

For the period July 1 to September 30, 2001, the Company sold 35,000 preferred stock with a value of $ 35,000 to various investors.

Item 3. Other Information
-------------------------
On March 28, 2000, the Company reported that it had reached agreements in principle to acquire Engulf and Devour Creative Group, Inc., and Car Rental Direct.com, Inc. The parties were unable to reach mutually agreeable terms for these acquisitions, and in May 2000, the Company decided not to acquire either company.


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

During April 2000, the Company entered into a Development Agreement with Hagen Marketing and Communications, Inc., ("Hagen"), to form a joint venture called WorldAg.com, Inc. Through WorldAg.com, the Company was going to sell agricultural and related industry products over the internet. Pursuant to the Agreement, the Company was to provide WorldAg $200,000 in funding. The Company did not do so. The Company and Hagen have agreed to rescind the Agreement and are currently negotiating that rescission, including the return of the 750,000 shares issued to Hagen.

In June 2000, Samy Salem resigned as Company President, Debra Gilson resigned as Company Secretary, and Robert Alexander resigned as a Director. None of these resignations were the result of a dispute with the Company or its practices or procedures. In June 2000, Noel Navarro was appointed as Company Secretary and Treasurer. In July 2000, Stephen Brown was appointed Company President. In July, 2001, Noel N. Navarro stepped down as Chief Financial Officer as Stephen Brown remains President, CEO and Chairman of the Board of the Company. Since Company changed its name to Worldnet Resource Group Inc. and was in operations January, 2000, Mr. Stephen Brown has full control of all financial transactions and authority over all contracts, agreements, notes, disbursements and other financial instruments of the Company.






                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WorldNet Resource Group, Inc.
November 13 , 2001                 /s/ Stephen Brown
                                   -----------------------------
                                   Stephen Brown Chief Executive Officer,
                                   President,  Chief Financial Officer ,
                                   Director and Chairman of the Board

November 13, 2001                  /s/ Samy Salem
                                   -----------------------------
                                   Samy Salem Chairman of Audit Committee

November 13, 2001                  /s/ Kenneth Hess
                                   -----------------------------
                                   Kenneth Hess Director




ARTICLE 5

RESTATED:
CIK: 0001099136
NAME: WORLDNET RESOURCE GROUP, INC.








