Form 10KSB
period 2001-12-31
WORLDNET RESOURCES GROUP INC
filed 2002-05-15
CIK 1099136

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2001

                         Commission file number 0-28225

                            ASSET EQUITY GROUP, INC.
             (Exact name of registrant as specified in its charter)

                        Utah                           91-2063239
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)         Identification No.)

                           10120 S. Eastern Ave, #218
                               Henderson, NV 89052

                    Issuer's Telephone Number: (702) 492-1218

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title if Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2001, was 4,813,805 shares, held by approximately 510 stockholders.

INDEX

Part I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a vote of Security Holders

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Financial Statements and Supplementary Data

Item 8. Changes in Accountant

Part III

Item 9. Directors and Executive Officers of the Registrant

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports

Part I

When used in this 10-KSB and elsewhere by management or Asset Equity Group, Inc. (`ASEQ" or the "Company") from time to time, the words "expect," "estimate," "anticipate," "predict," "believe," "plans" and similar expressions are intended to identify forward-looking statements concerning economic performance, future financial condition, and the Company's business operations. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, customer actions and other factors discussed in this filing and other filings with the Securities and Exchange Commission (the "SEC"). These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-KSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Furthermore, the Company cannot give assurance regarding returns to investors.

Item 1. Business

OVERVIEW

Asset Equity Group, Inc. ("ASEQ" or the "Company," which includes the parent company and all of its subsidiaries) is a real estate development company engaged in operating and developing family entertainment venues. The Company was incorporated in 1981 in the state of Utah under the name M-K Energy. The Company changed its name in 1982 to Cache Drilling, Inc. and again in 1988 to Almur Cosmetics, Inc. The Company originally sold securities to the public pursuant to a registration granted by the Utah Securities Division on May 1, 1981, and the exemption from registration under section 3(a)(11) of the Securities Act of 1933. In January 2000, control of the Company was acquired by the current controlling shareholders. Since that time, the Company has undertaken to reorganize its management and business strategy in order to become a development company. Asset Equity Group will develop these properties in part with its existing technology and entertainment relationships to provide state-of-the-art electronic game systems and IP based competition over LANs or the Internet.

The Company will also seek to realize gains through the sponsorship of professional sports leagues, leading electronic game companies and on site product endorsement, as well as leasing of prime real estate within the venues to recognized dining, streetware and sporting goods chains. The Company expects to continue to develop and replicate these venues, with the goal of increasing revenue as new products and trends are commercially introduced, and to continue to pursue affiliations with additional allied companies and technologies.

BUSINESS STRATEGY

In 2001, ASEQ's key initiative focused on creating value by developing, acquiring, and investing in companies that had the potential to become market leaders. The Company helped these ventures by infusing new technology, new management, or corporate development support. ASEQ planned to capitalize on these opportunities through the selective sale of its investments to outside investors. ASEQ planned to eventually divest these ventures either through an IPO process, a reverse merger, or through the sale of the venture to a strategic buyer. In some cases, ASEQ will continue to operate the entity indefinitely until a favorable way of divesting the entity arises. This divestment process will eventually allow each of the subsidiaries to be a stand-alone company.

The Company's strategic initiatives revolve around the following:

     Operation, Development & Support - Operating units are managed, developed
     --------------------------------
     and operated by an appointed management team. Asset Equity Group provides strategic guidance, management services and support in the area of technology, corporate development, financial management, business affairs, and human resources. Each ASEQ subsidiary or investment maintains its own separate sales and marketing staffs, enabling the sales personnel to develop strong customer relationships and expertise in their respective areas.

     Divestment -ASEQ business units are developed and geared to become
     ----------
     independent business units that can operate as stand-alone enterprises within the ASEQ network.

     Promotion of Synergies - Asset Equity Group will promote an environment of
     ----------------------
     collaboration and sharing of knowledge within its network of companies and strategic partners.

     Mergers & Acquisition - The Company will acquire majority ownership or
     ---------------------
     invest in businesses that will benefit from new technologies provided by Asset Equity Group operating units. The Company is also actively looking for new opportunities in this area that would benefit and integrate with the operation of its subsidiaries

     Integration - As the industry evolves and new technology comes into
     -----------
     fruition, there will be a continuous process of integration as the Company evolves with the changing environment.

     Value Engineering - Asset Equity Group will continually seek new technology
     -----------------
     partners and integrate new technology to enhance operational efficiency and reduce costs. The Company will pursue cost improvement opportunities and shareholder value-based decisions through benchmarking, budgeting and strategic planning.

     Investment Criteria -- The Company invests its resources in businesses that
     -------------------
     meet the following criteria: first -- ASEQ acquires, develops and operates ventures that are positioned to add new life and value to traditional business models; second - critical acquisition focus is on the targeted company's ability to bring synergy and value to existing entities; third - ability of the targeted company or business model to generate revenue within a 120 day period after acquisition; and fourth - the venture is involved in an emerging industry and has potential to become a market leader.

OPERATING UNITS AND INVESTMENTS

The Company organizes its portfolio into key areas of focus, which are: streaming media, wireless media, e-commerce, and entertainment. The Company currently owns the majority or has minority interest in the following companies:

Entertainment
-------------

------------------------------------------------------------------------------------------------------------------
                                                                                                      Initial
                                                      Percentage                                    Investment
                Company Name                         of Ownership                 Status               Date
------------------------------------------------------------------------------------------------------------------
SprocketMusic                                            100%            Ceased Operation                  Aug-00
------------------------------------------------------------------------------------------------------------------
Entertech Media Group                                    20%             Cancelled Full Merger             Aug-00
------------------------------------------------------------------------------------------------------------------

Streaming Media
---------------

------------------------------------------------------------------------------------------------------------------
                                                                                                      Initial
                                                      Percentage                                    Investment
                Company Name                         of Ownership                 Status               Date
------------------------------------------------------------------------------------------------------------------
UltraVu                                                  100%            Operating                         Jul-00
------------------------------------------------------------------------------------------------------------------
Corporate Interviewing Network                           100%            Operating                         Feb-01
------------------------------------------------------------------------------------------------------------------

E-Commerce
----------

------------------------------------------------------------------------------------------------------------------
                                                                                                      Initial
                                                      Percentage                                    Investment
                Company Name                         of Ownership                 Status               Date
------------------------------------------------------------------------------------------------------------------
AnythingSurplus                                          100%            Ceased Operation                  Dec-99
------------------------------------------------------------------------------------------------------------------
Iccount                                                  100%            Ceased Operation                  Jan-00
------------------------------------------------------------------------------------------------------------------
Autopoint.com                                            100%            Ceased Operation                  Dec-00
------------------------------------------------------------------------------------------------------------------

Wireless Media
--------------
------------------------------------------------------------------------------------------------------------------
                                                                                                      Initial
                                                      Percentage                                    Investment
                Company Name                         of Ownership                 Status               Date
------------------------------------------------------------------------------------------------------------------
MyMobileCity                                             100%            Operating                         Aug-00
------------------------------------------------------------------------------------------------------------------

The products and services of the Company's subsidiaries as of December 31, 2001, include the following:

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

UltraVu.com, Inc. was acquired in July 31, 2000 for 150,000 restricted shares of Company common stock. Mr. Brown received 125,000 of those shares. The remaining shares went to a non-affiliated third party. The primary developer of UltraVu is Scott Salter, UltraVu's President. UltraVu officially commenced operation in November 2000, after the initial funding of Asset Equity Group, Inc ("ASEQ"). As of December 31, 2001, UltraVu has received approximately $ 40,151.00 in the form of financing from ASEQ. Asset Equity Group plans to continue its support of UltraVu until it becomes self-sustaining. In addition to funding, UltraVu is receiving technology, corporate development, and financial management support from Asset Equity Group. The goal of Asset Equity Group is to find co-investors for the companies under its portfolio through a divestment process. This divestment process will eventually allow each of the subsidiaries to stand on its own. Asset Equity Group eventually plans to maintain a minority interest in UltraVu. Other cash-inflow, which is not sufficient to fund further development of UltraVu, is currently coming from receivables from existing business relationships. UltraVu plans to obtain further funding from venture capital firms, angel investors, strategic partners, financial institutions or other interested investors in order for the management team to successfully expedite the UltraVu mission and objectives. With the addition of investment capital, we expect to transition from a development level company to lean high-margin service provider achieving profitability in the second year of operation.

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

MyMobileCity
------------

MyMobileCity is a developer and application service provider. MyMobileCity will provide businesses with application, service, distribution and promotional solutions on wireless devices. Their niche in the emerging wireless industry lies in device and carrier interoperability. From Palm(TM), IPAQ(TM) and Cybiko(TM) to Nokia(TM), Samsung(TM), Nextel(TM) and Sprint(TM), MyMobileCity unites device demographics to its clientele's audience. MyMobileCity's suite of applications not only recognizes the wide variety of new and emerging platforms and devices but also provides optimized content and a consistent user experience regardless of device or carrier. The Company acquired Stephen Brown's 20% interest in MyMobileCity in exchange for 100,000 restricted shares of Company common stock in August 2000.

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

EnterTech Media Group
---------------------

Entertech Media (OTC BB: EMGI) was originally a motion picture company formed by John Daly, whose previous film company won 21 Academy Awards for such films as "Platoon," "The Last Emperor," and "The Falcon and the Snowman." Entertech Media operates as a traditional motion picture company which is branching out into broadband with their new feature films as well as with their existing catalog of films. Entertech Media will collaborate with Asset Equity Group, Inc. on the production of programming for the Internet and visual telephone-based technologies, both wired and wireless. The companies are also considering expanding their Web sites to include areas devoted to original and re-purposed 3D content, as well as specific programming such as children's programming and science fiction. It is anticipated that this content will be marketed on a business-to-business basis to sites using the UltraVu Player. The plan is for EnterTech Media Group, Inc. to eventually acquire Sprocket Music and Sprocket Radio and other ASEQ entertainment related properties to create Igo Media (EnterTech Media Group, Inc. will file a name change to become Igo Media), an entertainment content aggregator that focuses on many different media platforms. Igo Media will operate in all aspects of the film and music industries, through both traditional arenas and the on-line realm. Igo Media will eventually organize itself into three reporting segments, which are: Igo Film, Igo Music, and Igo Radio.

In August 2000, the Company exchanged 500,000 restricted shares of its common stock for 2,000,000 restricted shares of EnterTech common stock. ASEQ currently owns 20% of EnterTech Media Group, Inc. It was intended for ASEQ to merge its fully-owned entities, Sprocket Music, a record label, and Sprocket Radio, an Internet streaming audio vehicle, with Entertech Media to create a new multimedia entertainment venture called Igo Media. The company also entered into an Agreement to acquire additional shares to bring the Company's interest to 65%, this transaction was cancelled my mutual consent of both parties, with no further obligations on either part.

Eccount
-------

The Company acquired Eccount in January 2000, when it issued 600,000 shares to Stephen Brown to acquire all of the issued and outstanding shares of Eccount. Eccount has ceased operation.

AnythingSurplus.com
-------------------

AnythingSurplus was established to be the premier Internet site providing an on-line discount store that specializes in providing retail surplus inventory to consumers, and to a lesser extent to businesses.

On January 12, 2001, the Company announced that Eccount and AnythingSurplus.com would merge to become Iccount.com. Iccount.com will involve innovative ways in which on-line retail customers reap additional financial benefits from their on-line purchases. Iccount.com membership will be free. Users will submit their receipts from any on-line vendor in order to accumulate Iccount Dollars. These Iccount Dollars can then be converted to make purchases from Iccount vendors. The Company will target a wide range of businesses to be member merchants including supermarkets, telecommunications companies, airlines, credit card companies, music and book sellers, leading online merchants and content providers, and others. In addition, Iccount will make its own products available. Through relationships established in the development of AnythingSurplus.com, Iccount has access to a wide variety of surplus products that it can, in turn, sell to its users at an extremely discounted rate. The surplus inventory will come from a variety of industries including home electronics, furniture, sporting goods, pet supplies, clothing, and more. All merchandise will be sold on consignment. Revenue will be generated by equally splitting excess revenues over merchandise liquidation value with the partnering companies. AnythingSurplus.com, Eccount.com and Iccount.com have all ceased operations.

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

These independently operated auto service centers are motivated to be a part of this network because of the following value propositions:

     . New Revenue Stream & Distribution Channel - at a minimal fee, partnered companies will be able to utilize the Internet as a new way to bring in sales.

     . Focused Operations - partnered companies may concentrate on their core competencies while Autopoint.com provides additional marketing and digital branding with almost no additional costs.

     . Reduced Risk - with no capital expenditure on software and IT personnel, the partnered auto service center or centers may test a new technology development with no negative impact on their existing operations.

     .    Product Recognition - branding on a national basis.

     . Just-in-time inventory system - allows affiliated businesses to know which parts to order prior to the job, allowing a JIT (just-in-time inventory system).

Consumer value is primarily derived from the convenience Autopoint provides. Autopoint users may, from the convenience of their home, office, or mobile phone, schedule and carry out all the necessary transactions within minutes, and have a mechanic, tow truck or an auto detailer make the house call service twenty-four hours a day and seven -days -a week.

Autopoint.com is currently a concept stage enterprise. This entity does not yet have a management team in place. Accordingly, Autopopint.com has minimal operation, and the ability of this entity to expeditiously accomplish its mission and objectives is highly dependent upon ASEQ's ability to attract a capable management team and raise the necessary capital. Products and services offered by this subsidiary are new and commercially untried. Therefore, market acceptance for this new concept is crucial for its success.Autopoint.com has ceased operations.

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

OUR BUSINESS IS DIFFICULT TO EVALUATE DUE TO OUR LIMITED OPERATING HISTORY.

In January 2000, the current controlling shareholders acquired control of Multimedia Industries, Inc. New management was set in place the following month, and re-organization of the Company immediately followed. During the 1/st/ and 2/nd/ quarter of 2000, the Company's management team was focused on developing its strategy, establishing its services, and securing financing to support its business objectives. On July 31, 2000, the Company acquired the 100% interest in UltraVu and 100% of MyMobileCity, while in August 2000 the Company acquired 20% interest in Entertech Media Group, Inc. The operation and management of all three subsidiaries are supported by Asset Equity Group. All of the other companies under our portfolio are either in the concept stage or have minimal operating activities, while the previously mentioned three are development stage enterprises. As a result, it is difficult to anticipate what revenue may be generated from the different segments of our business over the long term.

Our limited operating history will make it difficult to forecast our future operating results because, among other things, we have only recently begun marketing products from UltraVu. You should evaluate our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a new business. Our principal risks are that:

     . We may not be able to increase usage of our services and derive revenue from these services;

     .    Our marketing and sales efforts may not be successful;

     .    We may not be able to effectively respond to competitive developments;

     . We may not be able to integrate the business, products, services and technology of our recent acquisitions and possible future acquisitions; and

     . We may not be able to provide the necessary personnel to manage the numerous development stage enterprises under our portfolio.

The uncertainty of our future performance and the uncertainties of our operating in a new and expanding market increase the risk that the value of your investment in our common stock will decline.

WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE LOSSES WILL CONTINUE.

As of December 31, 2001, we had an accumulated deficit of $24,972,687 million. We have not achieved profitability and expect to continue to incur net losses in 2002. We expect to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

OUR OPERATING RESULTS MAY VARY FROM QUARTER TO QUARTER IN FUTURE PERIODS, WHICH MAY CAUSE OUR STOCK PRICE TO FLUCTUATE OR TO DECLINE.

ASEQ quarterly future expected revenues may vary depending on a number of factors including:

     . Our ability to successfully divest companies under our portfolio, which would result in capital gains or cash infusion for ASEQ.

     . Our ability to develop and successfully market products introduced to the market by our subsidiaries.

     . Demand for our products and services introduced to the market by our subsidiaries.

     . The ability of our subsidiaries to become viable and profitable businesses.

     .    Actions taken by competitors of our subsidiaries.

     .    Technological changes in the market.

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

As part of our business strategy, we have in the recent past acquired or invested in technologies, products or businesses that were expected to be complementary to our business and may do so in the future. The process of integrating any future acquisitions could involve substantial risks for us, including:

     .    Unforeseen operating difficulties and expenditures;

     . Difficulties in assimilation of acquired personnel, operations, technologies and products;

     . The need to manage a significantly larger and more geographically-dispersed business;

     .    Amortization of large amounts of goodwill and other intangible assets;

     . The diversion of management's attention away from ongoing development of our business or other business concerns;

     . The risks of loss of employees of an acquired business, including employees who may have been instrumental to the success or growth of that business; and

     . The use of substantial amount of our available cash, including in the case of any future acquisitions the proceeds of this offering, to consummate the acquisition.

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

EMPLOYEES

As of December 31, 2001, the Company employed 2 persons, all of whom were employed on a full-time basis. None of the Company's employees are members of a labor union or are covered by collective bargaining agreement.

Item 2. Properties

ASEQ's corporate headquarters occupy approximately 1,400 square feet of office space in Henderson, Nevada.

Item 3. Legal Proceedings

On or about August 4, 2001, the Company and its President, Stephen Brown, were named as defendants in a complaint filed in the United States District Court, Central District of California (Western Division) by H.A.A., Inc., a New York corporation, Birdie Capital Corporation, a New York corporation, Forest Equities, a British Virgin Islands corporation, and Steven Berger (collectively "Plaintiffs") seeking to recover payment of $555,000 of Notes sold by the Company on March 1, 2001, which were due and payable on May 1, 2001, and a Note for $300,000 sold on March 16, 2001, which was due and payable on June 16, 2001, as well as, interest on the Notes, prejudgment interest, attorneys fees and costs. On or about October 16, 2001, a default judgment was entered by the Court against the Company and Steven Brown in the amount of $1,204,245.64.

On December 18, 2001, the Plaintiffs and Asset Equity Group, Inc. entered into an agreement to stay collection of the default judgment listed above.

Item 4. Submission of Matters to a Vote of Security Holders

On November 29, 2001, the following matters were submitted to a vote of security holders and were approved by a majority vote:

     a. to perform a reverse split of outstanding common stock at an exchange ratio of twenty-to-one and to change the name of the corporation to Asset Equity Group, Inc.

     b. to approve a resolution of the board of directors that the provisions of Section 16-10a-1704 shall not apply to the Company, and that in lieu of 16-10a-1704, the Company adopt section 16-10a-704 of the Revised Business Corporation Act which permits corporations to take action by the written consent of fewer than all of the shareholders entitled to vote

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock, $0.001 par value per share (the "Common Stock"), has traded on the NASDAQ Over the Counter Bulletin Board (NASDAQ.OTC) under the symbol "ASEQ" since the symbol change on February 16, 2001. Prior to the symbol change the Common Stock was trading under the symbol WNRG.

The closing price of the Common Stock as reported on the NASDAQ.OTC on December 30, 2001 was $0.15. As of December 30, 2001, there were approximately 510 shareholders of the Company's Common Stock.

Item 6. Management Discussion and Analysis of Financial Condition and Plan of Operation

The Following discussion and analysis of the financial condition and plan of operation of Asset Equity Group, Inc. and its subsidiaries (collectively "ASEQ" or the "Company") should be read in conjunction with ASEQ's consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors, including but not limited to, those set forth under "Risk Factors" and elsewhere in this report.

OVERVIEW

Asset Equity Group, Inc (f/k/a WorldNet Resource Group, Inc.), a Utah corporation, was incorporated in 1981. In February 2001, the Company changed its name to Asset Equity Group, Inc. In January 2001, the current controlling shareholders acquired control of the Company, and re-organization followed shortly. The Company has since been involved in a diverse number of markets within, although not limited to, the Internet industry. The Company has actively acquired development stage entities for the purpose of building a portfolio of companies engaged in emerging markets. The Company plans to realize gains on its investments through the selective divestment of its subsidiaries to outside investors. In some cases, the Company will indefinitely operate the subsidiary until a favorable way of divesting it arises. ASEQ adds value to its acquisitions by providing them with the following services: technology development, corporate development, management consulting, financial management, and administration. Each development stage entity has its own marketing and sales staff and will eventually have its own management team. The Company plans to further grow through mergers and acquisitions, new venture developments, and strategic alliances.

Below are acquisitions and new venture developments made by the Company for fiscal year 2000, and from January to December 2001:

Eccount
-------
On January 28, 2000 the Company, then known as Multi-Media Industries, acquired Eccount, an online rewards program provider, from Stephen Brown. The Company agreed to issue Stephen Brown 600,000 shares of Multi-Media Industries, after a reverse split on a 1 share for 12 shares, for the acquisition of Eccount. The total purchase price consisted of approximately $2.4 million. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. This transaction did not involve cash.Eccount has ceased operations.

UltraVu
-------
On July 31, 2000, the Company issued 25,000 restricted common shares and on August 11, 2001, the Company issued 125,000 restricted common shares to acquire certain information in streaming technology, domain names, business concepts, business plans, industry contacts and know-how from its developers. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. This transaction did not involve cash. Stephen Brown, the Company President, received 125,000 shares of the restricted common stock. The remaining shares were issued to a non-affiliated party.

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

SprocketMusic, Inc.
-------------------
On August 8, 2000, the Company issued of 225,000 to acquire certain domain names, business concepts, business plans, industry contacts and know how. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. No cash was received by the Company. Stephen Brown, the Company President, received 75,000 shares of the restricted common stock. The remaining shares were issued to a non-affiliated third party. Sprocket Music, Inc. has ceased operations.

EnterTech Media Group, Inc.
---------------------------
On August 11, 2000, the Company issued 500,000 shares of its restricted common stock in exchange for 2,000,000 restricted shares of EnterTech Media Group, Inc., common shares. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. No cash was received by the Company. The company also entered into an Agreement to acquire additional shares to bring the Company's interest to 65%, this transaction was cancelled my mutual consent by both parties, with no further obligations on either part. ASEQ maintains it's original 2,000,000 shares which translate to 20% ownership of the company.

MyMobileCity
------------
On August 21, 2000, the Company issued 100,000 restricted shares to acquire 20% interest in MyMobileCity. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Stephen Brown, the owner of the 20% interest in MyMobileCity, received the 100,000 shares of the restricted common stock. This transaction did not involve cash. On January 23, 2001, the Company issued 60,000 restricted shares to Joseph Maloney to acquire the remaining interest in MyMobileCity therefore giving the Company a 100% ownership of MyMobileCity.

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

AutoPoint
---------
On December 5, 2001, the AutoPoint domain name was purchased in exchange for 20,000 shares and $50,000.The $50,000 was not paid and the deal was cancelled. Autopoint has ceased operations.

Corporate Interviewing Network, Inc.
------------------------------------
On April 6, 2000, pursuant to ASEQ's Purchase Agreement of the Corporate Interviewing Network, Inc., the Company issued 16,000 restricted common shares to a non-affiliated third party as payment for the purchase. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company plans to merge UltraVu with the Corporate Interviewing Network, which will then serve as the platform for the Streaming Interviews product. This transaction did not involve cash.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through advances from stockholder, loans and private sales of our equity securities. As of December 31, 2001, we had bank overdraft of $27,133.00. For the year ended December 31, 2001, operating activities used net cash of $3,525,532 primarily from a net loss from operations of $11,481,956.00, which was offset by depreciation and amortization of $23,517. Advances made by the officer of the company amounted to $108,000 which was applied to his account with the Company.

Funding from investors and proceeds of convertible notes amounted to $224,000 as of year ended December 31, 2001. During this period, the Company issued 20,000 shares of common stock valued at $80,000 and negotiated convertible notes and bridge loans amounting to $144,000. The Company also posted a stock subscription receivable of $200,000 from a financial institution


GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $6,501,566 to $6,846,570 for the year ended December 31, 2001 from $345,004 for the year ended December 31, 2000. The increase was primarily due to increased business development and payroll expenses associated with the management team and additional support staff required by our growth.

Site development and content expenses increased to $117,052 for the year ended December 31, 2001. The increase was primarily due to increased payroll costs for site development and consulting fees for content management guidance.

Advertising and Marketing expenses increased to $56,449 for the year ended December 31, 2001. The increase is primarily due to considerable announcements made regarding activities of the Company and advertising agendas to uphold stock promotions and other investor relations expenses.

Loan fees increased by $1,744,000 to $1,780,000. For the year ended December 31, 2001 from $36,000 for the year ended December 31, 2000. The increase was attributed from negotiation of various interest bearing notes for the purpose of covering operational expenses and the impending growth of the Company.

Item 7. Financial Statements and Supplemental Data

   Asset Equity Group, Inc. and Subsidiaries Index to Consolidated
    Financial Statements:

   Consolidated Financial Statements:

      Consolidated Balance Sheet                                             F-3

      Consolidated Statements of Operations                                  F-4

      Consolidated Statement of Stockholders' (Deficit)                      F-5

      Consolidated Statements of Cash Flows                                  F-6

      Notes to Consolidated Financial Statements                             F-7

                            ASSET EQUITY GROUP, INC.
                (f/k/a WORLDNET RESOURCE GROUP) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2001
                               =================

ASSETS
------

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
                                                                ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            ASSET EQUITY GROUP, INC.
              (f/k/a WORLDNET RESOURCE GROUP, INC) AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                                DECEMBER 31, 2001
                                =================


     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
     --------------------------------------

CURRENT LIABILITIES:
     Bank overdrafts                                             $       27,218
     Accounts payable and accrued expenses                              836,425
     Convertible notes payable                                           75,000
     Due to investments                                                 324,800
     Convertible debt in default                                      1,207,132
     Due to stockholders                                                315,147
     Capital lease obligations, current portion                           9,910
                                                                 --------------

                  Total Current Liabilities                           2,795,632


CAPITAL LEASE OBLIGATIONS, net of current portion                        36,810
                                                                 --------------

                  Total Liabilities                                   2,832,442
                                                                 --------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
     Preferred stock, $.001 par value; 50,000,000 shares
         authorized; no shares issued and outstanding                         -
     Common stock, $.001 par value; 100,000,000 shares
     authorized; 55,839,021 shares issued and
     outstanding                                                         55,839
     Additional paid-in capital                                      22,925,001
     Stock subscription receivable                                      (75,360)
     Reserved common stock, 350,000 shares                               77,000
     Accumulated (deficit)                                          (24,972,687)
                                                                 --------------

                  Total Stockholders' (Deficit)                      (1,990,207)
                                                                 --------------

                                                                 $      842,235
                                                                 ==============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            ASSET EQUITY GROUP, INC.
              (f/k/a WORLDNET RESOURCE GROUP, INC) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      =====================================

                                                                  Years Ended December 31,
                                                             --------------------------------
                                                                  2001               2000
                                                             -------------      -------------
REVENUES                                                     $       1,238      $          -
                                                             -------------      -------------

OPERATING EXPENSES:
  General and administrative                                     3,161,288           955,629
  Depreciation and amortization                                     69,208            96,926
  Loan fees                                                              -        (1,780,000)
  Loss on impairment of assets                                           -                 -
  Failed acquisition costs                                           1,146           218,343
  Loss on investments                                                    -                 -
                                                             -------------      ------------
         Total Operating Expenses                                3,231,642         3,050,898
                                                             -------------      ------------

(LOSS) FROM OPERATIONS                                          (3,231,642)       (3,050,898)
                                                             -------------      ------------

OTHER INCOME (EXPENSE):
  Interest income                                                        -             1,257
  Interest expense                                                  (6,438)          386,532
  Loss on minority interest                                              -                 -
                                                             -------------      ------------

        Net other income (expense)                                  (6,438)          387,789
                                                             -------------      ------------

(LOSS) FROM CONTINUING OPERATIONS                               (3,236,842)       (2,663,109)

(LOSS) ON DISCONTINUED OPERATIONS                                        -                 -
                                                             -------------      ------------

NET (LOSS)                                                   $ (11,481,956)     $ (2,663,109)
                                                             =============      ============
NET (LOSS) PER COMMON SHARE BASIC AND DILUTED                $        .065      $       (.13)
                                                             =============      ============

Weighted Average Number of Common Shares Outstanding             4,813,805        24,873,351
                                                             =============      ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            ASSET EQUITY GROUP, INC.
             (f/k/a WORLDNET RESOURCE GROUP, INC) AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)


                                                                     Common Stock        Additional      Reserved        Stock
                                                                ----------------------    Paid-In       Stock Under  Subscriptions
                                                                  Shares      Amount      Capital        Agreement     Receivable
                                                                ----------  ----------  ------------   ------------- --------------
Balances, December 31, 1999                                       164,666   $  3,294     $13,261,959   $       -     $       -
Issuance of common stock for debt                                  127,65          3           3,060           -             -
Sale of common stock                                               77,083        154         293,596           -             -
Issuance of common stock for acquisition
   of AnythingSurplus.com                                           41,67        833         165,834           -             -
Issuance of common stock for investments                           91,667      1,833         364,834           -             -
Issuance of common stock for services                              13,750        275          54,725           -             -
Net (loss) for the year ended December 31, 2000                         -          -               -           -             -
                                                                ---------   --------     -----------   ---------     ---------
Balances, December 31, 2000                                       319,586      6,392      14,144,008           -             -

Issuance of common stock for services                             500,639     10,013       2,358,276           -             -
Sale of common stock                                               22,670        453         253,197           -             -
Issuance of common stock for acquisition of Eccount, Inc.         600,000     12,000          11,500           -             -
Conversion of convertible debt                                     26,042        521         499,479           -             -
Issuance of common stock for loan fees                             35,000        700       1,620,300           -             -
Issuance of common stock for conversion of accrued
   expenses and salaries                                            8,209        164         245,660           -             -
Issuance of common stock for debt                                   6,715        134         201,333           -             -
Issuance of common stock to Chairman for compensation             440,002      8,800       1,978,719           -             -
Issuance of common stock and common stock reserved
   for failed acquisition of WorldAg.com                           37,500        750         421,500      77,000             -
Issuance of common stock for services to related party            225,000      4,500         745,500           -             -
Issuance of common stock in exchange for
   investment in Entertech Media Group, Inc.                      500,000     10,000         100,206           -             -
Issuance of common stock for Autopoint.com domain name             20,000        400          49,600           -             -
Issuance of common stock for adjustment                         1,657,756      1,658
Sale of common stock for stock subscription receivable             50,588      1,012          74,348           -       (75,360)
Stock based compensation for consultants                                -          -          62,000           -             -
Value of beneficial conversion feature of note payable                  -          -         159,375           -             -
Net (loss) for the year ended December 31, 2001                         -          -               -           -             -
                                                                ---------   --------     -----------   ---------     ---------

Balances, December 31, 2001                                     4,813,805   $ 63,889     $22,925,001   $  77,000     $ (75,360)
                                                                =========   ========     ===========   =========     =========

                                                                 Accumulated
                                                                  (Deficit)               Total
                                                               ---------------      ---------------
Balances, December 31, 1999                                     $(12,098,611)       $   1,166,642
Issuance of common stock for debt                                          -                3,063
Sale of common stock                                                       -              293,750
Issuance of common stock for acquisition
   of AnythingSurplus.com                                                  -              166,667
Issuance of common stock for investments                            (137,960)             228,707
Issuance of common stock for services                                      -               55,000
Net (loss) for the year ended December 31, 2000                   (1,254,160)          (1,254,160)
                                                                ------------        -------------

Balances, December 31, 2000                                      (13,490,731)             659,669

Issuance of common stock for services                                      -            2,368,289
Sale of common stock                                                       -              253,650
Issuance of common stock for acquisition of Eccount, Inc.                  -               23,500
Conversion of convertible debt                                             -              500,000
Issuance of common stock for loan fees                                     -            1,621,000
Issuance of common stock for conversion of accrued
   expenses and salaries                                                   -              245,824
Issuance of common stock for debt                                          -              201,467
Issuance of common stock to Chairman for compensation                      -            1,987,519
Issuance of common stock and common stock reserved
   for failed acquisition of WorldAg.com                                   -              499,250
Issuance of common stock for services to related party                     -              750,000
Issuance of common stock in exchange for
   investment in Entertech Media Group, Inc.                               -              110,206
Issuance of common stock for Autopoint.com domain name                     -               50,000
Issuance of common stock for adjustment
Sale of common stock for stock subscription receivable                     -                    -
Stock based compensation for consultants                                   -               62,000
Value of beneficial conversion feature of note payable                     -              159,375
Net (loss) for the year ended December 31, 2001                  (11,481,956)         (11,481,956
                                                                ------------        -------------

Balances, December 31, 2001                                     $(24,972,687)       $  (1,990,207)
                                                                ============        =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            ASSET EQUITY GROUP, INC.
             (f/k/a WORLDNET RESOURCE GROUP, INC) AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     =====================================

                                                                                              December 31,
                                                                                      -----------------------------
                                                                                         2001              2000
                                                                                      ------------     ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net (loss)                                                                         $(3,230,536)     $(3,436,173)
   Adjustments to reconcile net (loss) to net cash provided (used) by operations:
     Depreciation and amortization                                                         69,208           96,926
     Stock issued for services and failed acquisition                                     750,155          240,002
     Stocks Issued for Loan Fees                                                                         1,621,000
     Stock based compensation to the Chairman                                             300,000                -

     Changes in:
       Prepaid Expenses                                                                    83,757          100,000
       Accounts payable and accrued expenses                                            1,309,190           85,633
       Advances to acquisition target                                                           -         (650,000)
       Accrued Interest                                                                     7,188           34,400
       Due from stockholder                                                               (68,824)          40,000
       Payments received from stockholder                                                       -          469,116
                                                                                      -----------      -----------

       Cash Flows (Used) by Operating Activities                                         (779,862)      (1,399,096)
                                                                                      -----------      -----------


CASH FLOWS PROVIDED (USED BY) INVESTING ACTIVITIES:

   Advances to MyMobileCity                                                               (80,713)               -
   Advances to Sprocket Music                                                             (13,279)               -
   Advances to UltraVu                                                                   (134,453)               -
   Purchase of equipment                                                                        -          (91,094)
   Write off of leased assets                                                             148,557                -
   Cash paid for acquisition of Navitec                                                         -         (150,000)
   Cash paid for investments                                                                    -          (66,879)
   Collection of notes receivable                                                               -           20,000
                                                                                      -----------      -----------

         Cash Flows Provided (Used) by Investing Activities                               (79,888)        (287,973)
                                                                                      -----------      -----------


CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

   Sale of common stock                                                                   667,500          153,648
   Sale of preferred stock                                                                 35,000                -
   Repayment of advances by stockholders                                                        -          (69,035)
   Proceeds of sale from convertible debt                                                       -        1,355,000
   Payments received for stock subscription receivable                                     39,750                -
   Proceeds of Short Term Debt                                                            117,500                -
   Advances from stockholders                                                                              245,831
                                                                                      -----------      -----------

         Cash Flows Provided (used) by Financing Activities                               859,750        1,685,444
                                                                                      -----------      -----------

NET CHANGES IN CASH                                                                           194           (1,625)

CASH, beginning of period                                                                      85            2,616
                                                                                      -----------      -----------

CASH, end of period                                                                   $       279      $       991
                                                                                      ===========      ===========

See Note 12

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

History and Activity
--------------------
Asset Equity Group, Inc. (the Company or ASEQ) was incorporated in Utah on April 10, 1981.

The Company, previously reporting as a development stage enterprise, commenced operations during the year ended December 31, 1997, and earned revenues in connection with a production agreement with a related party.

Management discontinued plans to market its music library. ASEQ is a holding company which engages in developing companies in different markets. ASEQ currently consists of the following:

          Name                       Ownership           Business                   Accounting
          ----                       ---------           --------                   ----------
Sprocket Music, Inc.                   100%      Record label                    Consolidated
UltraVu, Inc.                          100%      Streaming media                 Consolidated
Streaming Interviews, Inc.             100%      On line employment recruiting   Consolidated
Corp. Interviewing Network, Inc.       100%      On line employment recruiting   Consolidated
AnyThingSurplus, Inc.                  100%      Inactive                        Consolidated
Eccount, Inc.                          100%      Inactive                        Consolidated
Entertech Media Group, Inc.             20%      Movie Titles                    Equity
MyMobileCity, Inc.                     100%      Wireless application            Equity

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Equity Investment
-----------------
The Company accounts for its 20% equity investment under the equity method. The Company's share of earnings is included in income as earned. During the years ended December 31, 2000 and 2001, earnings from the Company's equity investment were immaterial.

Other Investments
-----------------
The Company accounts for other investments at fair value which approximates cost at December 31, 2001.

Shareholders Meeting
--------------------
In November 2001 the Company's Board of Directors and the majority of it's shareholders approved a one for twenty reverse split of the outstanding common shares of the Company. This reverse split became effective on December 12, 2001.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Name Change
-----------
In November 2001 the Company changed its name from WorldNet Resource Group, Inc. to Asset Equity Group, Inc.

Equipment
---------
Equipment is carried at cost and depreciated on a straight-line basis over the estimated useful lives of five to ten years. Depreciation expense was $23,517 and $932 for the years ended December 31, 2001 and 2000, respectively.

Advertising Expenses
--------------------
The Company expenses advertising costs as incurred. During the years ended December 31, 2001,2000 and 1999 the Company had $59,400 and $-0- in advertising costs, respectively.

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

On May 8, 2001 Streaming Interviews, Inc. (SII), a 100% owned subsidiary of the Company, (also known as Corporate Interviewing Network, Inc.) signed a letter of intent with an investment firm (IF) for the following: SII will merge into a publicly traded shell company and IF will provide for seed funding of $1,250,000 plus warrants to acquire an additional equity interest for an additional $1,250,000 for twice the original investment price. After the completion of the transaction, the Company will own approximately 40% of SII. SII intends to use some of the proceeds to repay some of the debt owed to the Company and will absorb a larger share of the Company overhead. This transaction due to mutual consent did not materialize.

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

The Company had advanced $100,000 to AnythingSurplus as required by the stock purchase agreement. No further advances were made during 2001 due to management's decision to write off the goodwill associated with this transaction.

The purchase price has been allocated as follows:

               Furniture and fixtures                  $      16,288
               Stockholder receivable                         47,612
               Advances forgiven                            (100,000)
               Goodwill                                      150,540
               Distributions to stockholders                  52,227
                                                       -------------

               Value of stock issued                   $     166,667
                                                       =============

Hall of Fame Partners, Inc.
---------------------------
During December 1999, the Company acquired 20% the outstanding common stock of Hall of Fame Partners, Inc. (Hall of Fame), in exchange for 41,666 shares of the Company's restricted common stock valued at $.20 per share and $262,000 cash. Two entities, which are controlled by two of the majority stockholders of the Company, one of whom was the Company's President, own an aggregate of 20% of the shares of Hall of Fame. The purchase price amount in excess of the majority stockholders' historical cost basis has been reflected as a distribution to the stockholders and reduction of the purchase price. The investment was written off in 2001.

Auctionfun.com, Inc.
--------------------
During December 1999, the Company acquired 5% of the outstanding shares of Auctionfun.com, Inc. (Auctionfun) in exchange for 50,000 shares of the Company's restricted common stock valued at $.20 per share and approximately $437,000 in cash. The investment was written off in 2001.

Eccount, Inc.
-------------
During January 2000, the Company acquired 100% of the outstanding shares of Eccount, Inc. in exchange for 600,000 shares of the Company's restricted common stock. Eccount was owned by the Company's Chairman of the Board. By exchanging 600,000 shares of the Company's restricted common stock, there was a change in control of the Company. The Company is currently inactive.

Car Rental Direct.com, Inc.
---------------------------
During February 2000, the Company entered into a letter of intent to purchase all of the outstanding stock of Car Rental Direct.com, Inc. (CRD), an internet based car rental service. The Company was to fund CRD with $5 million and common stock of the Company valued at $3 million. The Company advanced $650,000 to CRD pending the completion of the acquisition. The acquisition was not completed and in May 2000, the Company sold its $600,000 receivable from CRD to an unrelated third party for a $600,000 non-interest bearing promissory note. The Company received payments of $200,000 on May 12, 2001 and May 17, 2000, and the remaining payment of $200,000 was due on June 24, 2001. The payments were made directly to the Company's Chairman of the Board of Directors as repayments of advances he made to the Company. The balance due of $200,000 has been valued at -0-.

WorldAg.com, Inc.
-----------------
During March 2000, the Company entered into a letter of intent with Hagen Marketing and Communications, Inc. (Hagen) to form a joint venture called WorldAg.com, Inc. (WorldAg), a company which will sell agricultural and related industry products over the internet. During April 2000, the Company entered into a development agreement with Hagen to design and build the WorldAg.com website to be owned 60% by the Company and 40% by Hagen. The Company was to fund WorldAg $200,000 delivered in six equal monthly installments and to pay the rental costs for WorldAg at the Company's corporate headquarters. In addition, the Company was to issue 37,500 shares of its common stock and grant a warrant to purchase an additional 37,500 shares at $1.00 expiring three years from the date of the agreement to the principals of Hagen. On February 9, 2001 the Company rescinded the agreement and in settlement transferred the original 37,500 shares of common stock, an additional 17,500 shares together with it's ownership of a subsidiary whose only assets were a music library and inventory.

Corporate Interviewing Network, Inc.
------------------------------------
On April 6, 2001, the Company acquired Corporate Interviewing Network, Inc.
(CIN) a corporation in the business of connecting employers and job seekers through web based streaming interviews. The Company issued 16,000 shares of its common stock, valued at $57,600 for all the outstanding common stock of CIN. The previous owner of CIN has been employed for an annual salary of $125,000 and received an additional 38,827shares of the Company's common stock valued at $139,777 as a signing bonus. The purchase price has been allocated as follows:


                         Cash                          $         141
                         Accounts receivable                   4,277
                         Equipment                            32,045
                         Accounts payable                    (91,537)
                         Goodwill                            112,674
                                                       -------------

                         Value of stock issued         $      57,600
                                                       =============

Autopoint.com
-------------
On November 27, 2000 the Company purchased the domain name "Autopoint.com" for $50,000 in cash and 20,000 shares of the Company's common stock valued at $50,000. The $50,000 was not paid, the Company cancelled the transaction in exchange for the 400,000 shares.

My MobileCity, Inc.
-------------------
On September 8, 2000 the Company purchased 20% of the outstanding stock of My Mobile City, Inc. (City), which owns the domain name "MyMobileCity.com", for $500,000 to be paid through funding operations of City. The Company intends to develop a wireless application service provider. On January 23, 2001, the Company issued 60,000 restricted shares to Joseph Maloney for the remaining interest of MyMobileCity therefore giving the Company a 100% ownership of MyMobileCity.

EnterTech Media Group, Inc.
---------------------------
On August 10, 2000 the Company acquired 2,000,000 shares of EnterTech Media, Inc., a high definition digital video company, (approximately 20%) in exchange for 500,000 shares of the Company's common stock. On March 13, 2001. The company also entered into an Agreement to acquire additional shares to bring the Company's interest to 65%, this transaction was cancelled my mutual consent by both parties, with no further obligations on either part.

NOTE 4 - EQUIPMENT

Equipment consisted of the following:

                                                          December 31,
                                                              2001
                                                         -------------

Furniture and equipment                                  $      81,813
Office and computer equipment                                   97,253
Leasehold improvements                                          35,976
                                                         -------------
                                                               215,042
Less accumulated depreciation                                   22,032
                                                         -------------

                                                         $     193,010
                                                         =============

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

Employment Agreements
---------------------
During 2001 the Company entered into employment agreements with certain executives that provide for annual salaries ranging from $55,000 to $200,000 and granted 1,500,000 stock warrants to purchase the Company's common stock at $.06 per share. Certain of these agreements shall automatically renew if employment continues.

Future obligations of minimum salary payments are as follows:

                          Year Ended December 31,
                          -----------------------
                                     2001            $    579,584
                                     2002                 255,000
                                                     ------------

                                                     $    834,584
                                                     ============

Insurance
---------
The Company does not maintain insurance to cover damages from fire, flood or other casualty losses. Costs resulting from uninsured property losses will be charged against income upon occurrence. No amounts for uninsured casualty property losses were charged to operations for the years ended December 31, 2000 and 2001.

Office Space
------------
The Company utilized nominal office space in Salt Lake City, Utah and Montvale, New Jersey provided by stockholders of the Company at a minimal charge.

On December 1, 2001 the Company entered into a lease for office space in Henderson, Nevada ending November 30, 2002. Monthly payments under the lease are $1,990.00 plus services.

NOTE 7 - CAPITALIZED LEASE OBLIGATIONS

The Company leases furniture and equipment under a capitalized lease expiring in May 2003. The assets have been recorded at the lower of the present value of the minimum lease payments or their fair value and are depreciated over the assets' estimated useful lives.

Minimum future lease payments under the capital leases as of December 31, 2001 are as follows:

       Year ended December 31,
       -----------------------
       2001                                                   $      44,276
       2002                                                          44,276
       2003                                                          18,449
                                                              -------------

       Total minimum lease payments                                 107,001
       Less amount representing interest                             60,281
                                                              -------------
       Present value of net minimum lease payments
                With interest at approximately 80%                   46,720
       Less current portion                                           9,910
                                                              -------------

                                                              $      36,810
                                                              =============

As of December 31, 2001 furniture and fixtures includes $31,825 and office and computer equipment includes $18,585 acquired through a capital lease. Accumulated depreciation related to these assets was $523.

NOTE 8 - RELATED PARTY TRANSACTIONS

In addition to transactions with related parties discussed throughout the notes to consolidated financial statements, the following related party transactions have taken place:

Stockholder Advances
--------------------
During the year ended December 31, 2001, advances made to or from the chairman and majority stockholder and to or from the Company are non-interest bearing and due on demand.

During 1999, the Company received advances of $357,669 from two stockholders, one of whom was a company controlled by the Company's former President. The loans are unsecured and non-interest bearing and are due on demand.

NOTE 9 - CONVERTIBLE NOTES AND DEFAULT

On February 3, 2000, the Company sold an 8% Series A Senior Subordinated Convertible Redeemable Debenture due on February 3, 2002 with a face amount of $500,000. The Company paid loan fees of approximately $65,000 in cash. Interest was payable at 8% per annum. The notes were converted into 520,835 shares of common stock in February 2001.

On March 1, 2000, the Company sold Series A 8% Convertible Notes due on May 1, 2001 with a face amount of $555,000. The Company paid loan fees of approximately $55,000 in cash and issued 550,000 shares of common stock valued at $1,249,000. The notes are convertible into shares of common stock based upon the current market price of the Company's common stock on the date of conversion at the option of the note holder.

On March 15, 2000, the Company sold Series B 8% Notes due on June 16, 2001 with a face amount of $300,000. The Company paid loan fees of approximately $39,000 in cash and issued 150,000 shares of common stock valued at $365,000.

Both this note and the convertible notes are in default. Judgement has been given to the creditors for $1,207,000 which includes $352,000 of accrued interest. The Company is attempting to continue an agreement to stay collection.

During 2001 the Company entered into a promissory note, which included a beneficial conversion feature at a rate less than market value. The promissory note is convertible to common stock at $.12. The Company recognized additional interest costs related to the beneficial conversion feature of $159,375 during the year ended December 31, 2001.

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

The Company issued 3,472 shares of common stock valued at $13,889 and paid $150,000 in consulting fees in conjunction with the acquisition of Navitec.

NOTE 12 - SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During April 1999, accrued expenses totaling $3,063 were exchanged for 2,553 fully paid, non-assessable common shares of ASEQ as payment in full.

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

Item 9. Directors and Executive Officers of the Registrant

Our current executive officers and directors are set forth below:

Name                                             Position
--------------------------------------------------------------------------------
Stephen Brown                                    Chief Executive Officer,
                                                 President, and Chairman of
                                                 the Board

Samy Salem                                       Director, Chairman of the
                                                 Audit Committee

Kenneth Hess                                     Director

Directors are elected to serve indefinitely. Mr. Salem serves as a director since June 1, 1998. Other than ASEQ stock payments, non-employee directors do not currently receive cash remuneration for their services as such, but may be reimbursed for expenses incurred in connection therewith, such as the cost of travel to Board meetings. Officers serve at the pleasure of the Board of Directors until their successors have been elected and have qualified. The Audit Committee has the authority to recommend annually to the Board of Directors the engagement of our independent auditors and to review the scope and results of the audits, our internal controls, our audit practices and the professional services furnished by the independent auditors.

Mr. Brown has served as the Chief Executive Officer and Chairman of the Board since May 2000. Prior to joining the Company Mr. Brown was the founder, Chief Executive Officer, and Chairman of Vidnet.com, the first entertainment Web site with a comprehensive interactive music video library as well as a vast selection of movie previews and clips of extreme sports programming. He served Vidnet.com as their CEO from 1996 to May 2001; and from 1988 to 1996, he founded an independent record company. Mr. Brown graduated with honors from Easingwold Technical Institute in Yorkshire, England with a degree in Commercial Design.

Mr. Salem served as the President and Chairman of the Board for Multi-Media Industries prior to the re-organization of the Company in January 2000. He has remained as a Director and as Chairman of the Audit Committee. Mr. Salem brings over fifty years of experience working in finance and banking from across the globe. He is a consultant specializing in corporate finance, investment management and financial engineering. Currently Mr. Salem is the President of International Yield Enhancement Services, Inc., a money management and financial consulting company. He specializes in market neutral strategies, and consults both financial institutions and private investors in developing hedging strategies using futures, options, warrants and convertible securities. Prior to his association with International Yield Enhancement Services, Inc. and ASEQ, Mr. Salem was involved with various NYSE member brokerage firms for over eighteen-years. He also held management positions in finance for Zilkha Organization, an international banking firm, in their offices in Cairo, Paris and New York. Mr. Salem received his education in Victoria College in Cairo, Egypt.

Item 10. Executive and Director Compensation

The information required by this item is incorporated herein by reference to the Company's Proxy Statement.