Form 10KSB/A
period 2001-12-31
WORLDNET RESOURCES GROUP INC
filed 2002-05-16
CIK 1099136

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

      Independent Auditor's Statement                                        F-2

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

      Consolidated Statements of Cash Flows                                  F-6

      Notes to Consolidated Financial Statements                             F-7

                            ASSET EQUITY GROUP, INC.
                (f/k/a WORLDNET RESOURCE GROUP) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2001


                                 AJ. ROBBINS, PC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                              3033 EAST 1ST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Asset Equity Group, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheet of Asset Equity Group, Inc., (f/k/a WorldNet Resource Group, Inc.) as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asset Equity Group, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles.

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

Denver, Colorado
May 10, 2002

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