Form 10KSB/A
period 2001-12-31
WORLDNET RESOURCES GROUP INC
filed 2002-05-21
CIK 1099136

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

Item 9. Directors and Executive Officers of the Registrant

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports

Part I

When used in this 10-KSB and elsewhere by management or Asset Equity Group, Inc. ("ASEQ" or the "Company") from time to time, the words "expect," "estimate," "anticipate," "predict," "believe," "plans" and similar expressions are intended to identify forward-looking statements concerning economic performance, future financial condition, and the Company's business operations. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, customer actions and other factors discussed in this filing and other filings with the Securities and Exchange Commission (the "SEC"). These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-KSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Furthermore, the Company cannot give assurance regarding returns to investors.

This annual filing on Form 10-KSB is being amended to remove reference to the independent auditors' report included with the financial statements as of December 31, 2001 and for the year then ended. The auditors have not rendered an opinion or performed any procedures on our financial statements as of December 31, 2001 and for the year then ended or for any subsequent period. We have mistakenly filed the independent auditors report due to clerical error.

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

The Company's strategic initiatives revolve around the following:

         Operation, Development & Support - Operating units are managed,
         --------------------------------
         developed and operated by an appointed management team. Asset Equity Group provides strategic guidance, management services and support in the area of technology, corporate development, financial management, business affairs, and human resources. Each ASEQ subsidiary or investment maintains its own separate sales and marketing staffs, enabling the sales personnel to develop strong customer relationships and expertise in their respective areas.

         Divestment - ASEQ business units are developed and geared to become
         ----------
         independent business units that can operate as stand-alone enterprises within the ASEQ network.

         Promotion of Synergies - Asset Equity Group will promote an environment
         ----------------------
         of collaboration and sharing of knowledge within its network of companies and strategic partners.

         Mergers & Acquisition - The Company will acquire majority ownership or
         ---------------------
         invest in businesses that will benefit from new technologies provided by Asset Equity Group operating units. The Company is also actively looking for new opportunities in this area that would benefit and integrate with the operation of its subsidiaries.

         Integration - As the industry evolves and new technology comes into
         -----------
         fruition, there will be a continuous process of integration as the Company evolves with the changing environment.

         Value Engineering - Asset Equity Group will continually seek new
         -----------------
         technology partners and integrate new technology to enhance operational efficiency and reduce costs. The Company will pursue cost improvement opportunities and shareholder value-based decisions through benchmarking, budgeting and strategic planning.

         Investment Criteria -- The Company invests its resources in businesses
         -------------------
         that meet the following criteria: first -- ASEQ acquires, develops and operates ventures that are positioned to add new life and value to traditional business models; second - critical acquisition focus is on the targeted company's ability to bring synergy and value to existing entities; third - ability of the targeted company or business model to generate revenue within a 120 day period after acquisition; and fourth
         - the venture is involved in an emerging industry and has potential to become a market leader.

OPERATING UNITS AND INVESTMENTS

The Company organizes its portfolio into key areas of focus, which are: streaming media, wireless media, e-commerce, and entertainment. The Company currently owns the majority or has minority interest in the following companies:

Entertainment
-------------
                                                                        Initial
                           Percentage                                 Investment
       Company Name       of Ownership             Status                Date
--------------------------------------------------------------------------------
SprocketMusic                100%           Ceased Operation              Aug-00
Entertech Media Group         20%           Cancelled Full Merger         Aug-00

Streaming Media
---------------
                                                                        Initial
                           Percentage                                 Investment
       Company Name       of Ownership             Status                Date
--------------------------------------------------------------------------------
UltraVu                      100%           Operating                     Jul-00
Corporate Interviewing       100%           Operating                     Feb-01
Network

E-Commerce
----------
                                                                        Initial
                           Percentage                                 Investment
       Company Name       of Ownership             Status                Date
--------------------------------------------------------------------------------
AnythingSurplus              100%           Ceased Operation              Dec-99
Iccount                      100%           Ceased Operation              Jan-00
Autopoint.com                100%           Ceased Operation              Dec-00

Wireless Media
--------------
                                                                        Initial
                           Percentage                                 Investment
       Company Name       of Ownership             Status                Date
--------------------------------------------------------------------------------
MyMobileCity                 100%           Operating                     Aug-00

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

On January 12, 2000, the Company announced that Eccount and AnythingSurplus.com would merge to become Iccount.com. Iccount.com will involve innovative ways in which on-line retail customers reap additional financial benefits from their on-line purchases. Iccount.com membership will be free. Users will submit their receipts from any on-line vendor in order to accumulate Iccount Dollars. These Iccount Dollars can then be converted to make purchases from Iccount vendors. The Company will target a wide range of businesses to be member merchants including supermarkets, telecommunications companies, airlines, credit card companies, music and book sellers, leading online merchants and content providers, and others. In addition, Iccount will make its own products available. Through relationships established in the development of AnythingSurplus.com, Iccount has access to a wide variety of surplus products that it can, in turn, sell to its users at an extremely discounted rate. The surplus inventory will come from a variety of industries including home electronics, furniture, sporting goods, pet supplies, clothing, and more. All merchandise will be sold on consignment. Revenue will be generated by equally splitting excess revenues over merchandise liquidation value with the partnering companies. AnythingSurplus.com, Eccount.com and Iccount.com have all ceased operations.

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

The closing price of the Common Stock as reported on the NASDAQ.OTC on December 30, 2001 was $0.15. As of December 30, 2001, there were approximately 459 shareholders of the Company's Common Stock.

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

Below are acquisitions and new venture developments made by the Company for fiscal year 2001, and from January to December 2001:

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

UltraVu
-------
On July 31, 2000, the Company issued 25,000 restricted common shares and on August 11, 2001, the Company issued 2,500,000 restricted common shares to acquire certain information in streaming technology, domain names, business concepts, business plans, industry contacts and know-how from its developers. These shares were issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933. This transaction did not involve cash. Stephen Brown, the Company President, received 125,000 shares of the restricted common stock. The remaining shares were issued to a non-affiliated party.

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

General and administrative expenses increased by $6,501,566 to $6,846,570 for the year ended December 31, 2001 from $345,004 for the year ended December 31, 1999. The increase was primarily due to increased business development and payroll expenses associated with the management team and additional support staff required by our growth.

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

Loan fees increased by $1,744,000 to $1,780,000. For the year ended December 31, 2001 from $36,000 for the year ended December 31, 1999. The increase was attributed from negotiation of various interest bearing notes for the purpose of covering operational expenses and the impending growth of the Company.

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

         Consolidated Statements of Operations                              F-4

         Consolidated Statement of Stockholders' (Deficit)                  F-5

         Consolidated Statements of Cash Flows                              F-6

         Notes to Consolidated Financial Statements                         F-7

                            ASSET EQUITY GROUP, INC.
                (f/k/a WORLDNET RESOURCE GROUP) AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                                =================


ASSETS

    CURRENT ASSETS:
         Cash                                                     $          85
         Prepaid expenses                                                66,667
                                                                  -------------

                    Total Current Assets                                 66,752


    EQUIPMENT, net                                                      193,010


    INVESTMENTS                                                         565,383


    OTHER ASSETS                                                         17,090
                                                                  -------------

                                                                  $     842,235
                                                                  =============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            ASSET EQUITY GROUP, INC.
                (f/k/a WORLDNET RESOURCE GROUP) AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                                =================

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
                                                                ==============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            ASSET EQUITY GROUP, INC.
              (f/k/a WORLDNET RESOURCE GROUP, INC) AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 ===============================================

                                                                    Years Ended December 31,
                                                                --------------------------------
                                                                    2001                2000
                                                                ------------        ------------
REVENUES                                                        $      1,238        $          -
                                                                ------------        ------------

OPERATING EXPENSES:
  General and administrative                                       3,161,288             955,629
  Depreciation and amortization                                       69,208              96,926
  Loan fees                                                                -          (1,780,000)
  Loss on impairment of assets                                             -                   -
  Failed acquisition costs                                             1,146             218,343
  Loss on investments                                                      -                   -
                                                                ------------        ------------

         Total Operating Expenses                                  3,231,642           3,050,898
                                                                ------------        ------------

(LOSS) FROM OPERATIONS                                            (3,231,642)         (3,050,898)
                                                                ------------        ------------

OTHER INCOME (EXPENSE):
  Interest income                                                          -               1,257
  Interest expense                                                    (6,438)            386,532
  Loss on minority interest                                                -                   -
                                                                ------------        ------------

         Net other income (expense)                                   (6,438)            387,789
                                                                ------------        ------------

(LOSS) FROM CONTINUING OPERATIONS                                 (3,236,842)         (2,663,109)

(LOSS) ON DISCONTINUED OPERATIONS                                          -                   -
                                                                ------------        ------------

NET (LOSS)                                                      $(11,481,956)       $ (2,663,109)
                                                                ============        ============

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED                   $       .065        $       (.13)
                                                                ============        ============

Weighted Average Number of Common Shares Outsatanding              4,813,805          24,873,351
                                                                ============        ============

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ASSET EQUITY GROUP, INC.
              (f/k/a WORLDNET RESOURCE GROUP, INC) AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
           ===========================================================

                                                             Additional    Reserved        Stock
                                           Common Stock        Paid-In    Stock Under  Subscriptions   Accumulated
                                      --------------------
                                        Shares     Amount      Capital     Agreement    Receivable      (Deficit)        Total
                                      ---------   --------  ------------  -----------  -------------  ------------    ------------
Balances, December 31, 1999             164,666   $  3,294  $ 13,261,959  $         -  $           -  $(12,098,611)   $  1,166,642
Issuance of common stock for debt        127,65          3         3,060            -              -             -           3,063
Sale of common stock                     77,083        154       293,596            -              -             -         293,750
Issuance of common stock for
   acquisition of
   AnythingSurplus.com                    41,67        833       165,834            -              -             -         166,667
Issuance of common stock for
   investments                           91,667      1,833       364,834            -              -      (137,960)        228,707
Issuance of common stock for
   services                              13,750        275        54,725            -              -             -          55,000
Net (loss) for the year ended
   December 31, 2000                          -          -             -            -              -    (1,254,160)     (1,254,160)
                                       --------   --------  ------------  -----------  -------------  ------------    ------------

Balances, December 31, 2000             319,586      6,392    14,144,008            -              -   (13,490,731)        659,669

Issuance of common stock for
   services                             500,639     10,013     2,358,276            -              -             -       2,368,289
Sale of common stock                     22,670        453       253,197            -              -             -         253,650
Issuance of common stock for
   acquisition of Eccount, Inc.         600,000     12,000        11,500            -              -             -          23,500
Conversion of convertible debt           26,042        521       499,479            -              -             -         500,000
Issuance of common stock for
   loan fees                             35,000        700     1,620,300            -              -             -       1,621,000
Issuance of common stock for
   conversion of accrued expenses
   and salaries                           8,209        164       245,660            -              -             -         245,824
Issuance of common stock for debt         6,715        134       201,333            -              -             -         201,467
Issuance of common stock to
   Chairman for compensation            440,002      8,800     1,978,719            -              -             -       1,987,519
Issuance of common stock and common
   stock reserved for failed
   acquisition of WorldAg.com            37,500        750       421,500       77,000              -             -         499,250
Issuance of common stock for
   services to related party            225,000      4,500       745,500            -              -             -         750,000
Issuance of common stock in exchange
   for investment in Entertech Media
   Group, Inc.                          500,000     10,000       100,206            -              -             -         110,206
Issuance of common stock for
   Autopoint.com domain name             20,000        400        49,600            -              -             -          50,000
Issuance of common stock for
   adjustment                         1,657,756      1,658
Sale of common stock for stock
   subscription receivable               50,588      1,012        74,348            -        (75,360)            -               -
Stock based compensation for
   consultants                                -          -        62,000            -              -             -          62,000
Value of beneficial conversion
   feature of note payable                    -          -       159,375            -              -             -         159,375
Net (loss) for the year ended
   December 31, 2001                          -          -             -            -              -   (11,481,956)    (11,481,956)
                                      ---------   --------  ------------  -----------  -------------  ------------    ------------

Balances, December 31, 2001           4,813,805   $ 63,889  $ 22,925,001  $    77,000  $     (75,360) $(24,972,687)   $ (1,990,207)
                                      =========   ========  ============  ===========  =============  ============    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            ASSET EQUITY GROUP, INC.
             (f/k/a WORLDNET RESOURCE GROUP, INC) AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                ===============================================

                                                                                           December 31,
                                                                                -------------------------------
                                                                                      2001             2000
                                                                                --------------   --------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

   Net (loss)                                                                   $   (3,230,536)  $   (3,436,173)
   Adjustments to reconcile net (loss) to net cash provided (used) by operations:
     Depreciation and amortization                                                      69,208           96,926
     Stock issued for services and failed acquisition                                  750,155          240,002
     Stocks Issued for Loan Fees                                                                      1,621,000
     Stock based compensation to the Chairman                                          300,000                -

     Changes in:
       Prepaid Expenses                                                                 83,757          100,000
       Accounts payable and accrued expenses                                         1,309,190           85,633
       Advances to acquisition target                                                        -         (650,000)
       Accrued Interest                                                                  7,188           34,400
       Due from stockholder                                                            (68,824)          40,000
       Payments received from stockholder                                                    -          469,116
                                                                                --------------   --------------

       Cash Flows (Used) by Operating Activities                                      (779,862)      (1,399,096)
                                                                                --------------   --------------

CASH FLOWS PROVIDED (USED BY) INVESTING ACTIVITIES:

   Advances to MyMobileCity                                                            (80,713)               -
   Advances to Sprocket Music                                                          (13,279)               -
   Advances to UltraVu                                                                (134,453)               -
   Purchase of equipment                                                                     -          (91,094)
   Write off of leased assets                                                          148,557                -
   Cash paid for acquisition of Navitec                                                      -         (150,000)
   Cash paid for investments                                                                 -          (66,879)
   Collection of notes receivable                                                            -           20,000
                                                                                --------------   --------------

         Cash Flows Provided (Used) by Investing Activities                            (79,888)        (287,973)
                                                                                ---------------  --------------


CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

   Sale of common stock                                                                667,500          153,648
   Sale of preferred stock                                                              35,000                -
   Repayment of advances by stockholders                                                     -          (69,035)
   Proceeds of sale from convertible debt                                                    -        1,355,000
   Payments received for stock subscription receivable                                  39,750                -
   Proceeds of Short Term Debt                                                         117,500                -
   Advances from stockholders                                                                           245,831
                                                                                --------------   --------------

         Cash Flows Provided (Used) by Financing Activities                            859,750        1,685,444
                                                                                --------------   --------------

NET CHANGES IN CASH                                                                        194           (1,625)

CASH, beginning of period                                                                   85            2,616
                                                                                --------------   --------------

CASH, end of period                                                             $          279   $          991
                                                                                ==============   ==============

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

Management discontinued plans to market its music library. ASEQ is a holding company which engages in developing companies in different markets. ASEQ currently consists of the following:

                Name                     Ownership                 Business                 Accounting
                ----                     ---------                 --------                 ----------
Sprocket Music, Inc.                       100%        Record label                       Consolidated
UltraVu, Inc.                              100%        Streaming media                    Consolidated
Streaming Interviews, Inc.                 100%        On line employment recruiting      Consolidated
Corp. Interviewing Network, Inc.           100%        On line employment recruiting      Consolidated
AnyThingSurplus, Inc.                      100%        Inactive                           Consolidated
Eccount, Inc.                              100%        Inactive                           Consolidated
Entertech Media Group, Inc.                  0%        Movie Titles                       Cost
MyMobileCity, Inc.                         100%        Wireless application               Equity

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Equity Investment
-----------------
The Company accounts for its 20% equity investment under the equity method. The Company's share of earnings is included in income as earned. During the years ended December 31, 1999 and 2001, earnings from the Company's equity investment were immaterial.

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

Advertising Expenses
--------------------
The Company expenses advertising costs as incurred. During the years ended December 31, 2001 and 1999 the Company had $59,400 and $-0- in advertising costs, respectively.

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

Equipment consisted of the following:

                                                                    December 31,
                                                                        2001
                                                                    ------------

Furniture and equipment                                             $     81,813
Office and computer equipment                                             97,253
Leasehold improvements                                                    35,976
                                                                    ------------
                                                                         215,042
Less accumulated depreciation                                             22,032
                                                                    ------------

                                                                    $    193,010
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

Future obligations of minimum salary payments are as follows:

               Year Ended December 31,
               -----------------------
                        2001                   $  579,584
                        2002                      150,000
                                               ----------

                                               $  729,584
                                               ==========

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

Item 9. Directors and Executive Officers of the Registrant

Our current executive officers and directors are set forth below:

Name                     Age                       Position
--------------------------------------------------------------------
Stephen Brown            45               Chief Executive Officer,
                                          President, and Chairman of
                                          the Board

Samy Salem               72               Director, Chairman of the
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

Item 12. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

Item 13. Exhibits and Reports

Exhibits No.                      Description
------------                      -----------

       1.1      Acquisition Agreement for MyMobileCity
       1.2      Acquisition Agreement for Corporate Interviewing Network
       1.3      Acquisition Agreement for Entertech Media Group
       1.4      Acquisition Agreement for Sprocket Music
       1.5      Acquisition Agreement for UltraVu
       1.6      Articles of Incorporation for UltraVu
       1.7      Convertible Promissory Note with Long peaks Investment LLC